Form 10-Q
period 2014-03-31
CYTEC INDUSTRIES INC/DE/
filed 2014-04-23
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
FORM 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 35,856,197 shares of common stock outstanding at April 10, 2014.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$489.0	$477.4
Manufacturing cost of sales	329.0	338.8
Selling and technical services	36.8	38.2
Research and process development	12.8	12.8
Administrative and general	29.4	30.3
Amortization of acquisition intangibles	3.6	3.7
Earnings from operations	77.4	53.6
Other expense, net	0.6	0.8
Net loss on early extinguishment of debt	—	39.4
Interest expense, net	3.2	6.8
Earnings from continuing operations before income taxes	73.6	6.6
Income tax provision (benefit)	17.7	(2.1)
Earnings from continuing operations	55.9	8.7
Earnings from operations of discontinued business, net of tax	—	31.6
Net gain (loss) on sale of discontinued operations, net of tax	—	(4.3)
Earnings from discontinued operations, net of tax	—	27.3
Net earnings	55.9	36.0
Less: Net earnings attributable to noncontrolling interests	—	(0.4)
Net earnings attributable to Cytec Industries Inc.	$55.9	$35.6
Comprehensive income	$49.6	$9.3
Less: Comprehensive income attributable to noncontrolling interest	—	(0.2)
Comprehensive income attributable to Cytec Industries Inc.	$49.6	$9.1
Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$1.55	$0.19
Discontinued operations	—	0.60
	$1.55	$0.79
Diluted earnings per common share
Continuing operations	$1.52	$0.19
Discontinued operations	—	0.59
	$1.52	$0.78
Dividends per common share	$0.125	$0.125
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$156.8	$151.8
Trade accounts receivable, less allowance for doubtful accounts of $4.7 and $4.6 at March 31, 2014 and December 31, 2013, respectively	271.6	251.3
Other accounts receivable	76.3	74.4
Inventories	273.5	253.1
Deferred income taxes	29.3	32.1
Other current assets	22.6	25.1
Total current assets	830.1	787.8
Plants, equipment and facilities, at cost	1,601.1	1,567.1
Less: accumulated depreciation	(530.9)	(520.1)
Net plant investment	1,070.2	1,047.0
Acquisition intangibles, net of accumulated amortization of $61.5 and $58.0 at March 31, 2014 and December 31, 2013, respectively	158.6	161.1
Goodwill	521.9	521.3
Deferred income taxes	18.0	25.2
Other assets	141.5	138.1
Total assets	$2,740.3	$2,680.5
Liabilities
Current liabilities
Accounts payable	$208.6	$175.7
Current maturities of long-term debt	0.3	0.1
Accrued expenses	164.0	178.4
Income taxes payable	7.1	14.2
Deferred income taxes	0.7	0.1
Total current liabilities	380.7	368.5
Long-term debt	715.6	716.2
Pension and other postretirement benefit liabilities	192.3	195.2
Other noncurrent liabilities	177.3	187.1
Deferred income taxes	31.7	31.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,833,711 at March 31, 2014 and 49,725,752 at December 31, 2013	0.5	0.5
Additional paid-in capital	468.8	467.9
Retained earnings	1,624.3	1,572.8
Accumulated other comprehensive income	89.4	95.7
Treasury stock, at cost, 13,998,624 shares at March 31, 2014 and 14,221,374 shares at December 31, 2013	(940.3)	(955.0)
Total Cytec Industries Inc. stockholders’ equity	1,242.7	1,181.9
Total liabilities and stockholders’ equity	$2,740.3	$2,680.5
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows (used in) provided by operating activities
Net earnings	$55.9	$36.0
Earnings from discontinued operations, net of tax	—	27.3
Net earnings from continuing operations	55.9	8.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	14.9	14.3
Amortization	4.5	5.5
Share-based compensation	3.0	2.7
Deferred income taxes	10.0	(5.7)
Pension and postretirement benefit expense (income)	0.2	(1.8)
Contributions to pension and postretirement plans	(2.6)	(2.8)
Loss on early extinguishment of debt	—	39.4
Unrealized loss on foreign currency forward contracts	1.4	3.7
Other	—	0.2
Changes in operating assets and liabilities (excluding effects of acquisitions and divestitures):
Trade accounts receivable	(20.6)	(12.7)
Other receivables	0.6	(2.6)
Inventories	(20.6)	(9.8)
Other assets	2.3	(5.2)
Accounts payable	45.4	33.4
Accrued expenses	(18.7)	(28.0)
Income taxes payable	(6.0)	(30.8)
Other liabilities	(8.7)	(0.6)
Net cash provided by operating activities of continuing operations	61.0	7.9
Net cash provided by (used in) operating activities of discontinued operations	0.3	(59.0)
Net cash provided by (used in) operating activities	61.3	(51.1)
Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(63.8)	(49.0)
Other investing activities, net	(0.1)	—
Net cash used in investing activities of continuing operations	(63.9)	(49.0)
Net cash provided by investing activities of discontinued operations	—	11.8
Net cash used in investing activities	(63.9)	(37.2)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.2	624.4
Payments on long-term debt	(0.3)	(511.6)
Change in short-term borrowings, net	—	5.0
Cash dividends	(4.5)	(7.4)
Proceeds from the exercise of stock options	8.1	8.8
Purchase of treasury stock	—	(89.7)
Excess tax benefits from share-based payment arrangements	3.8	2.1
Net cash provided by financing activities	7.3	31.6
Effect of currency rate changes on cash and cash equivalents	0.3	(2.1)
Increase (decrease) in cash and cash equivalents	5.0	(58.8)
Cash and cash equivalents, beginning of period	151.8	179.3
Cash and cash equivalents, end of period	$156.8	$120.5
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
The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on February 21, 2014. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.
Reclassifications
Certain amounts reported for prior years in the unaudited consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation.
In the consolidated statement of cash flows for the three months ended March 31, 2013, we have corrected certain immaterial prior period misclassifications, which related to proceeds received on a note receivable during the period and changes in accounts payable related to certain capital projects. These corrections resulted in a $20.4 decrease to net cash provided by operating activities of continuing operations, a $5.4 decrease to net cash used in investing activities of continuing operations, and an increase in net cash provided by investing activities of discontinued operations of $15.0. The corrections did not impact our consolidated statement of income for the three months ended March 31, 2013 or consolidated balance sheet as of December 31, 2013.

2. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three months ended March 31, 2014 and 2013, related to our former Coating Resins (“Coatings”) segment and other divestitures.

	Three Months Ended March 31,
	2014			2013
	Coatings	Pre- Acquisition Umeco	Total	Coatings	Total
Net sales	$—	$—	$—	$360.8	$360.8
Earnings from operations of discontinued businesses before income taxes	$—	$—	$—	$48.1	$48.1
Income tax expense on operations	—	—	—	(16.5)	(16.5)
Gain (loss) on sale of discontinued operations	(4.1)	3.6	(0.5)	(4.6)	(4.6)
Income tax (expense) benefit on gain (loss) on sale	0.5	—	0.5	0.3	0.3
Earnings from discontinued operations, net of tax	$(3.6)	$3.6	$—	$27.3	$27.3

Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm, for a total value of $1,133.0, including assumed liabilities of $118.0, resulting in a cumulative after-tax loss on sale of $16.9 in 2013. In the first quarter of 2013, the loss consisted of an after-tax charge of $4.3 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. After-tax earnings from operations of the discontinued business for the first quarter of 2013 were $31.6.
In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended March 31, 2014, we recorded after-tax charges of $1.8 related to certain of these tax liabilities. Additionally, in the first quarter of 2014, we recorded after-tax charges of approximately $1.8 for final purchase price and working capital adjustments related to the divestiture, which we expect to be settled in cash in the second quarter of 2014.
The after-tax losses and the adjustment to carrying value are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations and gain (loss) on sale of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
Other divestitures
Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired from Umeco in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income in the second quarter of 2013.
The results of operations of the Industrial Materials distribution product line prior to its divestiture remained in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.

3. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our Corporate and Unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended March 31,
	2014	2013
Manufacturing cost of sales	$0.1	$(0.2)
Selling and technical services	—	0.2
Administrative and general	—	0.3
Total	$0.1	$0.3
Updates to our 2013 restructuring initiatives are as follows:
During the first three months of 2014, we recorded a net adjustment of $0.2 related to the 2013 restructuring initiatives. The remaining reserve relating to the 2013 restructuring initiatives at March 31, 2014 is $1.8.

Updates to our 2012 restructuring initiatives are as follows:
During 2013, we recorded an additional charge of $0.9 to these initiatives. During the first three months of 2014, we recorded a net credit adjustment of $0.1 to the 2012 restructuring initiatives. The remaining reserve relating to the 2012 restructuring initiatives at March 31, 2014 is $4.3.
Following are the changes in the restructuring reserve balance through the first three months of 2014:

	Restructuring Initiatives
	2012	2013	Total
Balance at December 31, 2012	$13.2	$—	$13.2
2013 charges	0.9	6.1	7.0
Non-cash items (1)	—	(3.2)	(3.2)
Cash payments	(9.2)	(1.2)	(10.4)
Currency translation adjustments	(0.1)	0.1	—
Balance at December 31, 2013	$4.8	$1.8	$6.6
First quarter charges	(0.1)	0.2	0.1
Non-cash items	—	(0.1)	(0.1)
Cash payments	(0.4)	(0.1)	(0.5)
Balance at March 31, 2014	$4.3	$1.8	$6.1
______________________

(1)	Includes a $2.8 charge for the write-off of plant assets at our manufacturing facility in Beelitz, Germany, and accelerated depreciation of plant assets at our California sites.

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
The weighted average assumptions for three months ended March 31, 2014 and 2013 are noted in the following table:

	Three Months Ended March 31,
	2014	2013
Expected life (years)	6.3	6.2
Expected volatility	34.6%	36.2%
Expected dividend yield	0.63%	0.78%
Risk-free interest rate	3.00%	1.86%
Weighted-average fair value per option	$32.79	$26.56
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
Stock Award and Incentive Plan
The 1993 Stock Award and Incentive Plan, as amended on January 31, 2012, (the “1993 Plan” or “Amended Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2014 there were approximately 4,300,000 shares reserved for issuance under the 1993 Plan, inclusive of 2,000,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2014 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,949,046	$49.91
Granted	272,803	88.27
Exercised	(466,881)	50.15
Forfeited	(1,972)	77.21
Outstanding at March 31, 2014	1,752,996	$55.78	6.7	$73.3
Exercisable at March 31, 2014	1,179,420	$46.07	5.5	$60.8
During the three months ended March 31, 2014, we granted 272,803 stock options. The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2014 and 2013 was $32.79 and $26.56 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.0 and $1.7 during the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2014 and 2013 was $19.8 and $8.8, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the three months ended March 31, 2014 and 2013 was $6.7 and $7.7, respectively.
As of March 31, 2014, there was $11.7 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $6.8 and $3.7 for the three months ended March 31, 2014 and 2013, respectively. Cash received from stock options exercised was $8.1 and $8.8 for the three months ended March 31, 2014 and 2013, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended March 31, 2014 and 2013 was $0.4 for both periods. The total amount of pre-tax (income) expense recognized for cash-settled SARS was $(0.1) and $0.2 for the three months ended March 31, 2014 and 2013, respectively. The liability related to our cash-settled SARS was $0.7 at March 31, 2014 and $1.2 at December 31, 2013.
Non-vested stock, non-vested stock units and performance stock
The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2014 and 2013, and there were no outstanding performance stock awards as of March 31, 2014.

A summary of non-vested stock and non-vested stock units for the three months ended March 31, 2014 is presented below:

Non-vested Stock and Non-vested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2014	173,762	$56.85
Granted	35,450	86.77
Vested	(38,533)	51.48
Forfeited	(607)	77.43
Nonvested at March 31, 2014	170,072	$64.26
During the three months ended March 31, 2014, we granted 35,450 non-vested stock units to employees, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $86.77 per share. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $0.9 for both the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $4.8 of total unrecognized compensation cost related to non-vested stock and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory was approximately $0.5 as of both March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, our Additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $85.5 and $81.7, respectively.
As discussed in Note 5 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K, in 2012, in connection with the planned divestiture of Coating Resins, certain unvested stock options and restricted stock units that had been accounted for as equity awards were reclassified to be accounted for as liability awards. During the first three months of 2013, due to the change in the fair market value of Cytec’s stock, we recognized expense of $0.9 related to these awards. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the consolidated statement of income. The divestiture was completed on April 3, 2013, and accordingly the liability for these unvested options and restricted stock units was settled in cash in the second quarter of 2013. At March 31, 2014 and December 31, 2013, there is no remaining liability related to these awards.

5. EARNINGS PER SHARE (EPS)
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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Earnings from continuing operations	$55.9	$8.7
Earnings from discontinued operations, net of tax	—	26.9
Net earnings attributable to Cytec Industries Inc.	$55.9	$35.6
Denominator:
Weighted average shares outstanding	35,946	45,018
Effect of dilutive shares:
Options and stock-settled SARS	587	721
Non-vested shares and units	115	114
Diluted average shares outstanding	36,648	45,853
Basic earnings per common share:
Earnings from continuing operations	$1.55	$0.19
Earnings from discontinued operations	—	0.60
Net earnings per common share attributable to Cytec Industries Inc.	$1.55	$0.79
Diluted earnings per common share:
Earnings from continuing operations	$1.52	$0.19
Earnings from discontinued operations	—	0.59
Net earnings per common share attributable to Cytec Industries Inc.	$1.52	$0.78
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Options	128	195
Stock-settled SARS	—	—
Non-vested shares/units	—	—
Total	128	195

6. INVENTORIES
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Finished goods	$171.5	$159.7
Work in progress	11.1	10.0
Raw materials and supplies	90.9	83.4
Total inventories	$273.5	$253.1

7. DEBT
Long-term debt, including the current portion, consisted of the following:

	March 31, 2014		December 31, 2013
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2018	$—	$—	$—	$—
6.0% notes due October 1, 2015	141.8	141.7	141.8	141.7
8.95% notes due July 1, 2017	164.3	164.1	164.3	164.1
3.5% notes due April 1, 2023	400.0	397.5	400.0	397.4
Other	17.5	12.6	18.4	13.1
Total debt	$723.6	$715.9	$724.5	$716.3
Less: current maturities	(0.3)	(0.3)	(0.1)	(0.1)
Long-term debt	$723.3	$715.6	$724.4	$716.2
All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.
Debt issuances and repurchases
On March 12, 2013, we issued $400.0 aggregate principal amount of 3.5% senior unsecured notes due April 1, 2023 (“3.5% notes”), which resulted in $394.6 in net proceeds after original issue discount and underwriting fees. In addition, on February 26, 2013, we called for the redemption of our 4.6% notes due July 1, 2013 (“4.6% notes”), and commenced offers to purchase our 6.0% notes due October 1, 2015 (“6.0% notes”) and our 8.95% notes due July 1, 2017 (“8.95% notes”). In March 2013, we applied the net proceeds from the issuance of the 3.5% notes as follows: (1) to redeem all $135.2 principal amount of our 4.6% notes for a purchase price of $136.8 plus accrued interest of $1.5, (2) to repurchase $107.8 principal amount of our 6.0% notes for a purchase price of $121.1 plus accrued interest of $3.1 and (3) to repurchase $85.1 principal amount of our 8.95% notes for a purchase price of $108.3 plus accrued interest of $1.8. The redemption of the 4.6% notes and repurchase of the 6.0% and 8.95% notes resulted in a loss of $39.4 including transaction costs, which is included in Net loss on early extinguishment of debt in the accompanying consolidated statement of income for the three months ended March 31, 2013.
Revolving Credit Facility
At March 31, 2014, there were no borrowings outstanding under the Revolving Credit Facility, and $400.0 was available for borrowing under the Facility. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Fair value
At March 31, 2014 and December 31, 2013, the fair value of our debt was $746.0 and $731.2, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 14. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Interest
The weighted-average interest rate on all of our debt was 5.33% and 4.69%, as of March 31, 2014 and 2013, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2014 and 2013 was nil and 2.39%, respectively.

8. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2014 and December 31, 2013, the aggregate environmental related accruals were $61.7 and $63.1, respectively, of which $11.9 was included in accrued expenses for both periods, with the remainder of $49.8 and $51.2 included in other noncurrent liabilities as of March 31, 2014, and December 31, 2013, respectively. Environmental remediation spending for the three months ended March 31, 2014 and 2013 was $0.9 and $1.6, respectively.
We review our environmental remediation accruals quarterly. From time to time, we adjust our environmental related accruals based on new information. During the three months ended March 31, 2014, our adjustments resulted in a net decrease of $0.2 in our environmental related accruals, consisting of a decrease of $1.5 related primarily to an inactive U.S. site to revise its projected remediation costs based on new findings and approval of risk assessments by the regulatory authorities, offset by an increase of $1.3 related to several other sites.
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
A further discussion of environmental matters can be found in Note 12 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.
Other Contingencies
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.
As of March 31, 2014 and December 31, 2013, the aggregate self-insured and insured contingent liability was $46.1 and $46.9, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.0 at both March 31, 2014 and December 31, 2013. The asbestos liability included in the above amounts at March 31, 2014 and December 31, 2013 was $37.8 and $37.9, respectively, and the insurance receivable related to the liability as well as claims for past payments was $19.6 for both periods. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Number of claimants at beginning of period	8,100	8,000
Number of claimants associated with claims closed during period	—	(100)
Number of claimants associated with claims opened during period	—	200
Number of claimants at end of period	8,100	8,100
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
In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future, including a 25 year statute of repose. In June 2013, the Governor of Wisconsin signed into law the biennial budget which contained within it a provision that retroactively applies the 2011 law to all claims of lead poisoning whether filed or accrued.  The defendants, including the Company, moved to dismiss the personal injury lead cases pending in Wisconsin state court pursuant to the new law. By decision dated March 2014 in the Wisconsin state court case styled Clark et al. v. American Cyanamid Company et al., the court denied the defendants motion holding unconstitutional the retroactive application of the new law. The defendants, including the Company, appealed the decision.
Also, in 2010, the United States District Court for the Eastern District of Wisconsin held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment violates the due process clause set forth in the 14th Amendment to the United States Constitution. The Court’s decision was appealed to the United States Circuit Court of Appeals for the Seventh Circuit. The Seventh Circuit Court of Appeals also requested that the parties brief the constitutionality of the new retroactivity provision in the biennial budget. A decision from the Seventh Circuit Court of Appeals remains pending.
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
A further discussion of other contingencies can be found in Note 12 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.
Commitments
We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2013 are set forth in Note 12 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.

9. COMPREHENSIVE INCOME
The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Net earnings	$55.9	$36.0
Other comprehensive income:
Accumulated pension liability, net of tax	(0.4)	(0.4)
Foreign currency translation adjustments	(5.9)	(26.3)
Comprehensive income	$49.6	$9.3
Less: Comprehensive income attributable to noncontrolling interest	—	(0.2)
Comprehensive income attributable to Cytec Industries Inc.	$49.6	$9.1

The following table presents changes in accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$8.6	$87.1	$95.7	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	—	(5.9)	(5.9)	—	(26.3)	(26.3)
Amounts reclassified from AOCI	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Net current period OCI	(0.4)	(5.9)	(6.3)	(0.4)	(26.3)	(26.7)
Balance, end of period	$8.2	$81.2	$89.4	$(8.2)	$137.2	$129.0
The following table presents a summary of reclassification adjustments out of AOCI for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Affected line item in the statement where net income is presented
Details of AOCI component	2014	2013
Amortization of defined benefit pension items
Prior service costs	$(0.7)	$(0.8)	(1)
	(0.7)	(0.8)	Total before tax
	0.3	0.4	Tax benefit
	(0.4)	(0.4)	Net of tax
Total pension reclassifications	$(0.4)	$(0.4)
__________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 15 - Employee Benefit Plans for additional information on net periodic pension cost.

10. INCOME TAXES
The effective tax rate for continuing operations for the three months ended March 31, 2014 was a tax provision of 24.1%, or $17.7, compared to a tax benefit of 31.8%, or $2.1, for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was favorably impacted by a tax benefit of $5.4 attributable to the reversal of certain tax reserves due to the settlement of tax audits and the expiration of the statute of limitations for the U.S. and other international jurisdictions.
As of March 31, 2014, the amount of gross unrecognized tax benefits for continuing operations is $10.9 (excluding interest) of which $10.5 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2013 for continuing operations was $16.7 (excluding interest), of which $15.4 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $1.7 as of December 31, 2013. Activity for the three months ended March 31, 2014 included a $0.1 increase for additional accruals, which was offset by $0.7 due to settlements and foreign exchange, thus resulting in a liability for the payment of interest of $1.1 as of March 31, 2014.

11. OTHER FINANCIAL INFORMATION
Dividends
On January 30, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2014 to shareholders of record as of February 10, 2014. Cash dividends paid in the first quarter of 2014 and 2013 were $4.5 and $7.4, respectively. Dividends paid in the first three months of 2013 include $1.8 paid by a majority owned subsidiary to its minority shareholder. On April 22, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 27, 2014 to shareholders of record as of May 9, 2014.
Income taxes paid
Income taxes paid for the three months ended March 31, 2014 and 2013 were $15.0 and $45.3, respectively. Included in 2013 is approximately a $21.0 corporate income tax payment primarily related to the divestiture of the PSA product line in 2012, which was statutorily due on December 17, 2012, but was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy.
Interest
Interest paid for the three months ended March 31, 2014 and 2013 was $7.4 and $20.9, respectively. Interest income for the three months ended March 31, 2014 and 2013 was $0.1 and $0.6, respectively.
Stock repurchases
During the three months ended March 31, 2013, we repurchased 1,203,499 shares of our common stock at a total cost of $89.7. There were no repurchases during the three months ended March 31, 2014. There are no amounts remaining under the buyback program as of March 31, 2014.

12. SEGMENT INFORMATION
As discussed in Note 2, the former Coating Resins segment is reported as discontinued operations for all periods presented.
Summarized segment information for our four continuing segments for the three months ended March 31 is as follows:

	Three Months Ended March 31,
Net Sales:	2014	2013
Aerospace Materials
Sales to external customers	$243.4	$236.0
Intersegment sales	—	0.1
Industrial Materials	83.2	84.0
In Process Separation	96.2	88.8
Additive Technologies
Sales to external customers	66.2	68.6
Intersegment sales	—	0.2
Net sales from segments	$489.0	$477.7
Elimination of intersegment revenue	—	(0.3)
Total consolidated net sales	$489.0	$477.4

	Three Months Ended March 31,
Earnings from operations:	2014	% of Sales	2013	% of Sales
Aerospace Materials	$37.9	16%	$45.0	19%
Industrial Materials	8.2	10%	2.8	3%
In Process Separation	19.2	20%	17.7	20%
Additive Technologies	7.9	12%	8.9	13%
Earnings from segments	$73.2	15%	$74.4	16%
Corporate and Unallocated, net (1) (2)	4.2		(20.8)
Total earnings from operations	$77.4	16%	$53.6	11%
______________________

(1)
For the three months ended March 31, 2014, Corporate and Unallocated includes benefits of $6.2 for net MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2013 MTM adjustment. For the three months ended March 31, 2013, Corporate and Unallocated includes charges of $6.3 for net MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2012 MTM adjustment, restructuring charges of $0.3 for adjustments to previous initiatives, and charges of $0.3 related to costs to divest the Umeco distribution business.

(2)
Corporate and Unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the three months ended March 31, 2013. The 2013 amount included in Corporate and Unallocated relates to the period prior to the divestiture and, as required, these costs were allocated to the remaining operating segments beginning in the second quarter of 2013, following the sale.

13. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2013:	$238.5	$186.1	$68.9	$27.8	$521.3
2014 Activity:
Foreign currency translation adjustments	0.4	0.3	(0.1)	—	0.6
Balance at March 31, 2014:	$238.9	$186.4	$68.8	$27.8	$521.9
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2014	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Technology-based	14.4	$49.2	$48.6	$(24.5)	$(23.8)	$24.7	$24.8
Marketing-related	10.1	14.3	14.3	(6.8)	(6.5)	7.5	7.8
Customer-related	15.8	156.6	156.2	(30.2)	(27.7)	126.4	128.5
Total		$220.1	$219.1	$(61.5)	$(58.0)	$158.6	$161.1
Amortization of acquisition intangibles for the three months ended March 31, 2014 and 2013 was $3.6 and $3.7, respectively.
Assuming no change in the gross carrying amount of acquisition intangibles and the 2014 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2014	2015	2016	2017	2018	2019
Intangibles amortization expense	$15.0	$15.0	$14.6	$13.3	$11.9	$11.0

14. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other expense, net.
At March 31, 2014, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $246.5. Of this total, $176.7 was attributed to the exposure in forward selling/purchase of USD, and $69.8 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at March 31, 2014 and December 31, 2013 were $0.0 and $1.4, respectively.
Credit risk
At March 31, 2014, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2014, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$1.2	Other current assets	$2.3	Accrued expenses	$1.2	Accrued expenses	$0.9
The following table summarizes the amount and location of gains recognized in income for our derivatives not designated as hedges for the three months ended March 31, 2014 and 2013:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Three Months Ended March 31,
		2014	2013
Foreign currency forwards	Other expense, net	$(0.7)	$12.1
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
The net fair value of our foreign currency forward contracts, based on Level 2 inputs, at March 31, 2014 was approximately zero.
As of March 31, 2014, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the three months ended March 31, 2014. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.

15. EMPLOYEE BENEFIT PLANS
Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended March 31,	2014	2013	2014	2013
Service cost	$0.9	$1.2	$0.2	$0.2
Interest cost	10.9	9.9	2.0	1.7
Expected return on plan assets	(12.8)	(13.6)	(0.3)	(0.4)
Net amortization	—	—	(0.8)	(0.8)
Net periodic (benefit) cost	$(1.0)	$(2.5)	$1.1	$0.7
We disclosed in our 2013 Annual Report on Form 10-K that we expected to contribute $6.3 and $9.8 in 2014 to our pension and postretirement plans, respectively. Through March 31, 2014, actual contributions to our continuing pension and postretirement plans were $1.9 and $0.7, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended March 31, 2014 and 2013 were $6.7 and $7.9, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.
GENERAL
Overview
We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining, and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.
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
Segments
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
As discussed below, the former Coating Resins segment was sold on April 3, 2013, and is reported as discontinued operations for all periods presented.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coating Resins (“Coatings”) business to Advent International (“Advent”), a global private equity firm, for a total value of $1,133.0, including assumed liabilities of approximately $118.0, resulting in a cumulative after-tax loss on sale of $16.9 in 2013. In the first quarter of 2013, the loss consisted of an after-tax charge of $4.3 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. After-tax earnings from operations of the discontinued business for the first quarter of 2013 were $31.6.
In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended March 31, 2014, we recorded after-tax charges of $1.8 related to certain of these tax liabilities. Additionally, in the first quarter of 2014, we recorded after-tax charges of approximately $1.8 related to final purchase price and working capital adjustments, which we expect to be settled in cash in the second quarter of 2014.
The after-tax losses and the adjustment to carrying value are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations and gain (loss) on sale of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
Other divestitures
Sale of the Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income in the second quarter of 2013.
The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.
Quarter Ended March 31, 2014, Compared With Quarter Ended March 31, 2013
Consolidated Results
Net sales for the three months ended March 31, 2014 were $489.0, up 2% compared to net sales of $477.4 for the three months ended March 31, 2013. Overall selling volumes for our continuing businesses were up 3%, while price increases improved sales by 1%. These increases were partially offset by the impact of the divestiture of the former Industrial Materials distribution product line in July 2013, which caused first quarter of 2014 net sales to be lower by 2%. The impact of exchange rates on sales was minimal. Aerospace Materials net sales increased by 3%, of which 2% was due to price increases and 1% was from higher selling volumes. Net sales for Industrial Materials segment decreased 1%; however, a 14% decrease caused by the divestiture of the former distribution product line was almost completely offset by 10% increase due to higher sales volume for remaining products, price increases of 1%, and a 2% favorable impact from exchange rates. Net sales for In Process Separation increased 8% due to sales volume increases, while Additive Technologies net sales decreased 3% due to lower volumes.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $329.0, or 67.3% of net sales, in the three months ended March 31, 2014, compared with $338.8, or 71.0% of net sales, in the three months ended March 31, 2013. Total manufacturing costs decreased by $9.8, due mostly to a $12.5 year on year benefit from favorable pension and other postemployment benefit (“OPEB”) mark-to-market (“MTM”) adjustments, reduced costs of $9.9 from the divestiture of the Industrial Materials distribution product line in July 2013, and $1.9 of lower stranded costs associated with the sale of the Coating Resins business in April 2013. Partly offsetting these cost reductions were $7.5 of higher raw material costs, primarily in Aerospace Materials, increased freight and period costs of $5.0 related to higher sales volumes, a $1.3 unfavorable impact from changes in exchange rates, and unfavorable fixed cost absorption of $1.2.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $2.3 in the three months ended March 31, 2014 versus the three months ended March 31, 2013. The decrease was primarily due to $2.4 of lower stranded costs associated with the sale of the Coating Resins business in April 2013, $1.5 of lower operating expenses from the divestiture of the Industrial Materials distribution product line in July 2013, lower restructuring costs of $0.5, and a $0.2 favorable impact from changes in foreign exchange. These cost reductions were offset by $2.3 higher costs associated with the continuing development and implementation of a single, global ERP system that began in 2013.
Amortization of acquisition intangibles was $3.6 and $3.7 in the first three months of 2014 and 2013, respectively.
Other expense, net was $0.6 in the first three months of 2014 compared to $0.8 in the first three months of 2013. For the first three months of 2013, Other expense, net included charges of $1.1 related to foreign exchange losses.
Loss on early extinguishment of debt in 2013 consisted of a loss of $39.4 including transaction costs, incurred on the redemption of $135.2 principal amount of our 4.6% notes due July 1, 2013, which we called for redemption in February 2013, for a purchase price of $136.8 plus accrued interest of $1.5; the repurchase of $107.8 principal amount of our 6.0% notes due October 1, 2015 for a purchase price of $121.1 plus accrued interest of $3.1; and the repurchase of $85.1 principal amount of our 8.95% notes due July 1, 2017 for a purchase price of $108.3 plus accrued interest of $1.8. The repurchase of the 6.0% and 8.95% notes were completed under an offer to repurchase the notes that ended in March 2013.
Interest expense, net was $3.2 for the three months ended March 31, 2014 compared with $6.8 in the prior year. The decrease of $3.6 is primarily due to lower interest expense of $2.3, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, higher capitalized interest of $1.8 related to the ongoing major capital projects in our growth product lines, and which was partially offset by lower interest income of $0.5.
The effective tax rate for continuing operations for the three months ended March 31, 2014 was a tax provision of 24.1%, or $17.7, compared to a tax benefit of 31.8%, or $2.1, for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was favorably impacted by a tax benefit of $5.4 attributable to the reversal of certain tax reserves due to the settlement of tax audits and the expiration of the statute of limitations for the U.S. and other international jurisdictions.
Earnings from continuing operations for the three months ended March 31, 2014 were $55.9 ($1.52 per diluted share), an increase of $47.2 from $8.7 ($0.19 per diluted share) reported for the same period in 2013. Included in the three months ended March 31, 2014 was an after-tax benefit of $3.8 ($0.10 per diluted share) for pension MTM adjustments deferred in inventory from the fourth quarter 2013 MTM adjustment. Included in the three months ended March 31, 2013 were the following after-tax charges: $24.7 ($0.54 per diluted share) related to the loss on the debt redemption, $4.0 ($0.09 per diluted share) for pension MTM adjustments, consisting of the portion deferred in inventory from the fourth quarter 2012 MTM adjustment, $1.0 ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business primarily due to changes in the tax attributes of certain foreign subsidiaries, and $0.5 ($0.01 per diluted share) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment.
Earnings from discontinued operations, net of tax, were $0.0 in the first three months of 2014 compared with $26.9 in 2013. For 2014, earnings from discontinued operations, net of tax includes benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to its divestiture. This was offset by after-tax charges of $1.8 for adjustments to certain tax indemnities related to our former Coatings business for taxable periods prior to divestiture. Additionally, in the first quarter of 2014, we recorded after-tax charges of approximately $1.8 related to final purchase price and working capital adjustments relating to the Coatings divestiture, which we expect to be settled in cash in the second quarter of 2014.
Net earnings for the three months ended March 31, 2014 were $55.9 ($1.52 per diluted share), an increase of $20.3 from the net earnings of $35.6 ($0.78 per diluted share) in the same period in 2013.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$148.4	$148.0	—%	1%	(1)%	—%
Latin America (1)	2.2	1.3	—%	—%	—%	—%
Asia/Pacific	17.8	15.1	18%	13%	5%	—%
Europe/Middle East/Africa	75.0	71.6	5%	3%	2%	—%
Total	$243.4	$236.0	3%	2%	1%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 3% primarily due to selling price increases of 2% in the large commercial transport, engine, rotorcraft and military sectors. Overall selling volumes were up 1%, as build rate increases for single aisle aircraft and Boeing’s 787 program were offset by lower demand for the rotorcraft and certain defense sectors. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $37.9, or 16% of sales in 2014, compared with $45.0, or 19% of sales in 2013. The $7.1 decrease in earnings includes higher costs of $3.0 as we sold higher cost inventory from the fourth quarter of 2013 where our manufacturing plants ran at lower production levels to control inventory levels. We also incurred higher costs of $3.3 in the first quarter of 2014 due to a fire at one of our carbon fiber facilities. The fire was contained within the process equipment, there were no injuries, and the plant has resumed normal operations, but it resulted in lost production and the subsequent purchase of third party fiber. In addition, we had higher raw material costs of $2.5, and $1.0 of additional expenses related to ongoing capital projects. The first quarter of 2014 also includes $3.8 of stranded costs associated with the sale of the Coating Resins business in April 2013, which were included in Corporate and Unallocated through the first quarter of 2013. These reductions in earnings were partially offset by selling price increases of $6.0.
Industrial Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$29.6	$23.2	28%	2%	26%	—%
Latin America (1)	2.0	3.6	—%	—%	—%	—%
Asia/Pacific (1)	2.6	3.1	—%	—%	—%	—%
Europe/Middle East/Africa	49.0	54.1	(9)%	1%	(13)%	3%
Total	$83.2	$84.0	(1)%	1%	(4)%	2%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Overall, net sales decreased by 1% from 2013. The decline in selling volumes of 4% consisted of a 14% decrease ($11.6), all in Europe, due to the July 2013 divestiture of the former distribution product line. This was offset by 10% sales volume increase for remaining product lines. The increase in the continuing product lines was primarily in the structural industrial product line, led by higher demand in the aerospace tooling and high performance auto markets. Additionally, net sales increased by 1% from selling price increases and 2% from the favorable impact from changes in exchange rates.
Earnings from operations were $8.2, or 10% of net sales in 2014, compared with $2.8, or 3% of net sales in 2013. The $5.4 increase in earnings was driven by higher selling volumes of $5.2, lower operating expenses of $2.1 due to savings from restructuring initiatives implemented in 2013, higher selling prices of $0.6, and lower raw material costs of $0.6. These increases in earnings were partly offset by increased period costs and freight of approximately $1.8 due to increased volumes and inflationary factors for continuing product lines, $1.1 of stranded costs associated with the sale of the Coating Resins business in April 2013, which were included in Corporate and Unallocated through the first quarter of 2013, and reduced earnings of $0.2 related to the divestiture of the distribution product line.
In Process Separation

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$31.8	$27.4	16%	2%	14%	—%
Latin America	28.6	24.6	16%	1%	15%	—%
Asia/Pacific	19.3	23.2	(17)%	—%	(12)%	(5)%
Europe/Middle East/Africa	16.5	13.6	21%	1%	20%	—%
Total	$96.2	$88.8	8%	1%	8%	(1)%
Net sales were up 8%, primarily due to higher sales volumes. The volume increase in 2014 is primarily from higher demand in our mineral extractant, mineral processing, and phosphine product lines, partly offset by weaker demand in the alumina market. Selling price increases improved sales by 1%, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $19.2 or 20% of sales in 2014, compared with $17.7, or 20% of sales in 2013. The $1.5 increase in earnings is principally due to higher sales volumes of $6.2, a $1.1 favorable impact from changes in exchange rates, $0.9 from higher selling prices, and lower manufacturing costs of $0.5 due to lower overall plant operating costs. These increases to earnings were partially offset by $5.3 of net unfavorable fixed cost absorption, $1.8 of stranded costs associated with the sale of the Coating Resins business in April 2013, which were included in Corporate and Unallocated through the first quarter of 2013, and increased freight costs of $0.6 due to higher sales volume.

Additive Technologies

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$29.0	$32.4	(10)%	—%	(10)%	—%
Latin America	6.1	5.1	20%	—%	20%	—%
Asia/Pacific	14.7	15.5	(5)%	(1)%	(3)%	(1)%
Europe/Middle East/Africa	16.4	15.6	5%	(3)%	4%	4%
Total	$66.2	$68.6	(3)%	(1)%	(3)%	1%
Net sales were down 3% compared with 2013 due mostly to lower selling volumes. Demand for polymer additives products in North America decreased due to timing of orders for certain customers, which was partially offset by increased demand in the Europe and Asia/Pacific regions. There were lower sales volumes for specialty additive products across all regions except Latin Americas due to product rationalization of low margin products of $0.9. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $7.9 or 12% of sales in 2014, compared with $8.9 or 13% of sales in 2013. The $1.0 decrease in earnings is due primarily from $1.2 of stranded costs associated with the sale of the Coating Resins business in April 2013, which were included in Corporate and Unallocated through the first quarter of 2013, higher operating expenses of $1.1 mostly related to inflationary costs, decreased marginal income due to lower selling volumes of $0.6, selling price decreases of $0.6 due to pricing strategy and competitive pressures, and increased period costs of $0.5 due to higher plant costs from inflation and plant maintenance. The decreases were partly offset by favorable fixed cost absorption of $3.0 in the first quarter of 2014.

LIQUIDITY AND FINANCIAL CONDITION
At March 31, 2014, our cash balance was $156.8 compared with $151.8 at December 31, 2013. At March 31, 2014, approximately 72% of our cash was located outside of the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations was $61.0 in 2014 compared with $7.9 in 2013. Trade accounts receivable increased $20.6 due to higher sales levels, as days outstanding of 48 days as of the end of the first quarter of 2014 was unchanged from year end 2013. Accounts payable increased by $45.4, as accounts payable days outstanding at March 31, 2014 increased nine days to 52 days, up from 43 days at the end of 2013 in part due to higher raw material purchases. Inventory increased $20.6. Inventory days on hand were at 80 days at the end of the first quarter of 2014, which is up two days since year end 2013. Accrued expenses decreased by $18.7, primarily due to payments of approximately $15.5 for 2013 incentive compensation during the quarter. Income taxes payable decreased by $6.0. Other liabilities in 2014 decreased by $8.7, mostly due to a decrease of $6.5 in noncurrent income taxes payable, which primarily resulted from the aforementioned favorable tax audit settlements. We disclosed in our 2013 Annual Report on Form 10-K that we expected to contribute $6.3 and $9.8, respectively, to our pension and postretirement plans in 2014. Through March 31, 2014, actual contributions to our pension and postretirement plans were $1.9 and $0.7, respectively.
Net cash used in investing activities of continuing operations was $63.9 in 2014 compared to $49.0 in 2013. Capital spending for the first three months of 2014 was $63.8 compared to $49.0 in 2013. Capital spending in 2014 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the first quarter of 2014, we completed the construction phase of our carbon fiber expansion project to support our growing demand for carbon fiber based composites. Aerospace qualified fiber production is expected in 2016. We are continuing construction on a new prepreg manufacturing expansion project, with the construction phase expected to be competed in 2014 and commercial production expected to occur in 2015. The construction for the expansion of our phosphine plant in Canada for our In Process Separation segment is expected to be completed by mid-2014. Our total capital spending for 2014 is expected to be in a range of approximately $180.0 to $200.0.
Net cash provided by financing activities in 2014 was $7.3, compared to $31.6 in 2013. During the first three months of 2014, we received $8.1 of proceeds from stock option exercises, and had $3.8 of excess tax benefits related to share-based payments. We also paid $4.5 of cash dividends and made net payments of $0.1 on our short and long term borrowings during the first three months of 2014.

Share repurchases
There were no share repurchases during the first quarter of 2014. During the first three months of 2013, we repurchased 1,203,499 shares of our common stock at a total cost of $89.7. There are no amounts remaining under the buyback program as of March 31, 2014.
Dividends
On January 30, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2014 to shareholders of record as of February 10, 2014. Cash dividends paid in the first quarter of 2014 and 2013 were $4.5 and $7.4, respectively, and for the first three months of 2013 included $1.8 paid by a majority owned subsidiary to its minority shareholder. On April 22, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 27, 2014 to shareholders of record as of May 9, 2014.
Net cash (used in) provided by discontinued operations
Net cash provided by operating activities of discontinued operations for the first three months of 2014 was $0.3, compared to net cash used of $59.0 for the first three months of 2013. For 2013, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the periods. Net increases to working capital reduced cash by approximately $86.6 in the first three months of 2013.
Net cash provided by investing activities of discontinued operations was $0.0 for the first three months of 2014, compared to $11.8 in 2013. Capital expenditures related to discontinued operations for the first three months of 2013 were approximately $3.2. In addition we received proceeds of $15.0 related to collection of a note receivable from the sale of our former Building Block Chemicals business.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the Revolving Credit Facility as of March 31, 2014. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At March 31, 2014, $400.0 of the Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
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
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in Item 1, “BUSINESS” in our 2013 Annual Report on Form 10-K.

Contractual Obligations and Commitments
Reference is made to Note 10 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $10.9 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2014 OUTLOOK
In our April 22, 2014 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2014 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward-Looking Statements.”
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7A of our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2014 and incorporated by reference herein. There were no changes to our critical accounting policies.

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
Forward-looking statements include, among others, statements concerning: our or any of our segments’ outlook for the future, anticipated results of acquisitions and divestitures, future aircraft build rates, expectations on the amount of our composite material content on new aerospace programs, timing of new mine startups, selling price, raw material cost and working capital trends, anticipated changes in currency rates and their effects, economic forces within the industries in which we operate, anticipated costs, target completion and qualification dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties including those discussed in Item 1A, “Risk Factors,” of our 2013 Annual Report on Form 10-K. Actual results may vary materially from those set forth in the forward-looking statements.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)
For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014, and incorporated by reference herein. Other 2014 financial instrument transactions include:
Interest Rate Risk: At March 31, 2014, our outstanding borrowings consisted of $715.6 of long-term fixed rate debt. Our long-term debt had a carrying and face value of $715.6 and $723.3, respectively, and a fair value of approximately $746.0.
There was no variable rate debt outstanding as of March 31, 2014.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
At March 31, 2014, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $246.5. The fair value of currency contracts, based on forward exchange rates at March 31, 2014, was approximately $0.0. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2014 would decrease by approximately $24.8. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 8 to the Consolidated Financial Statements herein, and in Note 12 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 31 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer
April 23, 2014

Exhibit Index	Description

3	By-laws, as amended through January 30, 2014 (incorporated by reference to Exhibit 99.2 to Cytec’s current report on Form 8-K, dated February 4, 2014).

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2014 and 2013

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.