Form 10-Q
period 2014-06-30
CYTEC INDUSTRIES INC/DE/
filed 2014-07-21
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
FORM 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 35,904,341 shares of common stock outstanding at July 13, 2014.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$527.1	$513.8	$1,016.2	$991.2
Manufacturing cost of sales	347.1	326.6	676.2	665.3
Selling and technical services	37.5	37.1	74.3	75.4
Research and process development	12.4	11.1	25.2	23.9
Administrative and general	32.9	30.8	62.3	61.1
Amortization of acquisition intangibles	3.7	3.8	7.3	7.5
Asset impairment charge	—	2.9	—	2.9
Earnings from operations	93.5	101.5	170.9	155.1
Other expense, net	—	7.7	0.5	8.5
Net loss on early extinguishment of debt	—	—	—	39.4
Interest expense, net	3.0	4.8	6.2	11.5
Earnings from continuing operations before income taxes	90.5	89.0	164.2	95.7
Income tax provision	28.0	26.4	45.8	24.3
Earnings from continuing operations	62.5	62.6	118.4	71.4
Earnings from operations of discontinued business, net of tax	—	—	—	31.6
Net gain (loss) on sale of discontinued operations, net of tax	11.1	(28.0)	11.1	(32.3)
Earnings (loss) from discontinued operations, net of tax	11.1	(28.0)	11.1	(0.7)
Net earnings	73.6	34.6	129.5	70.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	(0.4)
Net earnings attributable to Cytec Industries Inc.	$73.6	$34.6	$129.5	$70.3
Comprehensive income (loss)	$82.4	$(23.2)	$132.0	$(13.9)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.2)
Comprehensive income (loss) attributable to Cytec Industries Inc.	$82.4	$(23.2)	$132.0	$(14.1)
Earnings per share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$1.73	$1.53	$3.28	$1.66
Discontinued operations	0.31	(0.68)	0.31	(0.02)
	$2.04	$0.85	$3.59	$1.64
Diluted earnings (loss) per common share
Continuing operations	$1.70	$1.51	$3.23	$1.63
Discontinued operations	0.30	(0.68)	0.30	(0.02)
	$2.00	$0.83	$3.53	$1.61
Dividends per common share	$0.125	$0.125	$0.250	$0.250
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$140.2	$151.8
Trade accounts receivable, less allowance for doubtful accounts of $4.5 and $4.6 at June 30, 2014 and December 31, 2013, respectively	291.4	251.3
Other accounts receivable	77.1	74.4
Inventories	290.6	253.1
Deferred income taxes	30.7	32.1
Other current assets	36.2	25.1
Total current assets	866.2	787.8
Plants, equipment and facilities, at cost	1,655.0	1,567.1
Less: accumulated depreciation	(547.4)	(520.1)
Net plant investment	1,107.6	1,047.0
Acquisition intangibles, net of accumulated amortization of $65.5 and $58.0 at June 30, 2014 and December 31, 2013, respectively	156.8	161.1
Goodwill	524.3	521.3
Deferred income taxes	15.6	25.2
Other assets	145.7	138.1
Total assets	$2,816.2	$2,680.5
Liabilities
Current liabilities
Accounts payable	$198.1	$175.7
Current maturities of long-term debt	0.3	0.1
Accrued expenses	169.8	178.4
Income taxes payable	6.4	14.2
Deferred income taxes	0.1	0.1
Total current liabilities	374.7	368.5
Long-term debt	716.3	716.2
Pension and other postretirement benefit liabilities	189.5	195.2
Other noncurrent liabilities	176.9	187.1
Deferred income taxes	32.9	31.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,867,522 at June 30, 2014 and 49,725,752 at December 31, 2013	0.5	0.5
Additional paid-in capital	471.5	467.9
Retained earnings	1,693.4	1,572.8
Accumulated other comprehensive income	98.2	95.7
Treasury stock, at cost, 13,966,416 shares at June 30, 2014 and 14,221,374 shares at December 31, 2013	(937.7)	(955.0)
Total Cytec Industries Inc. stockholders’ equity	1,325.9	1,181.9
Total liabilities and stockholders’ equity	$2,816.2	$2,680.5
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows provided by (used in) operating activities
Net earnings	$129.5	$70.7
Earnings (loss) from discontinued operations, net of tax	11.1	(0.7)
Net earnings from continuing operations	118.4	71.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	30.5	28.7
Amortization	9.0	10.4
Share-based compensation	6.3	6.3
Deferred income taxes	11.2	(20.0)
Pension and postretirement benefit expense (income)	0.5	(11.6)
Contributions to pension and postretirement plans	(6.1)	(70.8)
Asset impairment charges	—	2.9
Loss on early extinguishment of debt	—	39.4
Unrealized loss on foreign currency forward contracts	1.3	4.8
Other	—	1.6
Changes in operating assets and liabilities (excluding effects of divestitures):
Trade accounts receivable	(41.0)	(21.2)
Other receivables	(0.6)	5.5
Inventories	(36.5)	(7.0)
Other assets	3.6	(5.7)
Accounts payable	40.8	11.2
Accrued expenses	(14.3)	(16.4)
Income taxes payable	(9.5)	(31.5)
Other liabilities	(8.6)	(4.0)
Net cash provided by (used in) operating activities of continuing operations	105.0	(6.0)
Net cash provided by (used in) operating activities of discontinued operations	0.3	(63.4)
Net cash provided by (used in) operating activities	105.3	(69.4)
Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(121.6)	(127.1)
Other investing activities, net	(0.1)	—
Net cash used in investing activities of continuing operations	(121.7)	(127.1)
Net cash provided by investing activities of discontinued operations	—	1,010.6
Net cash (used in) provided by investing activities	(121.7)	883.5
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.3	633.8
Payments on long-term debt	(0.3)	(657.8)
Change in short-term borrowings, net	—	2.2
Cash dividends	(8.9)	(12.6)
Proceeds from the exercise of stock options	9.9	13.6
Purchase of treasury stock	—	(642.0)
Excess tax benefits from share-based payment arrangements	4.4	2.8
Net cash provided by (used in) financing activities	5.4	(660.0)
Effect of currency rate changes on cash and cash equivalents	(0.6)	(5.7)
(Decrease) increase in cash and cash equivalents	(11.6)	148.4
Cash and cash equivalents, beginning of period	151.8	179.3
Cash and cash equivalents, end of period	$140.2	$327.7
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
In the consolidated statement of cash flows for the six months ended June 30, 2013, we have corrected certain immaterial prior period misclassifications, which related to proceeds received on a note receivable during the period and changes in accounts payable related to certain capital projects. These corrections resulted in a $19.9 decrease to net cash provided by operating activities of continuing operations, a $4.9 decrease to net cash used in investing activities of continuing operations, and an increase in net cash provided by investing activities of discontinued operations of $15.0. The corrections did not impact our consolidated statement of income for the six months ended June 30, 2013 or consolidated balance sheet as of December 31, 2013.

2. NEW ACCOUNTING PRONOUCEMENTS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will supersede current revenue recognition guidance in Accounting Standards Codification Topic 605, “Revenue Recognition.” The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. This new standard will be adopted in the first quarter of 2017 using one of two prescribed transition methods. We have not yet selected a transition method and are currently evaluating the impact this guidance will have on our future consolidated financial statements and related disclosures.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and six months ended June 30, 2014 and 2013, related to our former Coating Resins (“Coatings”) segment and other divestitures.

	Three Months Ended June 30,
	2014			2013
	Coatings	Pre- Acquisition Umeco	Total	Coatings	Distribution Product Line	Total
Net sales(1)	$—	$—	$—	$7.2	$—	$7.2
Earnings from operations of discontinued business before income taxes	$—	$—	$—	$—	$—	$—
Income tax expense on operations	—	—	—	—	—	—
Gain (loss) on sale of discontinued operations	0.5	—	0.5	22.1	(12.5)	9.6
Income tax benefit (expense) on gain (loss) on sale	10.6	—	10.6	(37.6)	—	(37.6)
Earnings (loss) from discontinued operations, net of tax	$11.1	$—	$11.1	$(15.5)	$(12.5)	$(28.0)

	Six Months Ended June 30,
	2014			2013
	Coatings	Pre- Acquisition Umeco	Total	Coatings	Distribution Product Line	Total
Net sales(1)	$—	$—	$—	$368.0	$—	$368.0
Earnings from operations of discontinued business before income taxes	$—	$—	$—	$48.1	$—	$48.1
Income tax expense on operations	—	—	—	(16.5)	—	(16.5)
(Loss) gain on sale of discontinued operations	(3.6)	3.6	—	17.5	(12.5)	5.0
Income tax benefit (expense) on (loss) gain on sale	11.1	—	11.1	(37.3)	—	(37.3)
Earnings (loss) from discontinued operations, net of tax	$7.5	$3.6	$11.1	$11.8	$(12.5)	$(0.7)
______________________

(1)	Net sales for the three and six months ended June 30, 2013 includes sales for the first two days of April 2013 from the former Coatings business.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm, for a total value of $1,133.0, including assumed liabilities of $118.0, resulting in a cumulative after-tax loss on sale of $16.9 in 2013. In the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5, in addition to an after-tax charge of $4.3 in the first quarter of 2013 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. After-tax earnings from operations of the discontinued business for the six months ended June 30, 2013 were $31.6.
In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended June 30, 2014, we recorded after-tax benefits of $0.5 and after-tax charges of $1.3 during the six months ended June 30, 2014, related to certain of these tax liabilities. In the first quarter of 2014, we recorded after-tax charges of approximately $1.8 for purchase price and working capital adjustments related to the divestiture. Additionally, in the second quarter of 2014, we recorded a tax benefit of $10.6 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.

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
Other divestitures
Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income for the three and six months ended June 30, 2013.
The results of operations of the Industrial Materials distribution product line prior to its divestiture remained in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for the six months ended June 30, 2014.

4. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our Corporate and Unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Manufacturing cost of sales	$0.1	$(0.2)	$0.3	$(0.4)
Selling and technical services	—	—	—	0.2
Administrative and general	0.2	0.6	0.1	0.9
Total	$0.3	$0.4	$0.4	$0.7
Updates to our 2013 restructuring initiatives are as follows:
During the first six months of 2014, we recorded a net adjustment of $1.2 related to the 2013 restructuring initiatives. The remaining reserve relating to the 2013 restructuring initiatives at June 30, 2014 is $2.6.
Updates to our 2012 restructuring initiatives are as follows:
During 2013, we recorded an additional charge of $0.9 to these initiatives. During the first six months of 2014, we recorded a net credit adjustment of $0.8 to the 2012 restructuring initiatives. The remaining reserve relating to the 2012 restructuring initiatives at June 30, 2014 is $3.3.

Following are the changes in the restructuring reserve balance through the first six months of 2014:

	Restructuring Initiatives
	2012	2013	Total
Balance at December 31, 2012	$13.2	$—	$13.2
2013 charges	0.9	6.1	7.0
Non-cash items (1) (2)	—	(3.2)	(3.2)
Cash payments	(9.2)	(1.2)	(10.4)
Currency translation adjustments	(0.1)	0.1	—
Balance at December 31, 2013	$4.8	$1.8	$6.6
First quarter (credits) charges	(0.1)	0.2	0.1
Non-cash items(2)	—	(0.1)	(0.1)
Cash payments	(0.4)	(0.1)	(0.5)
Balance at March 31, 2014	$4.3	$1.8	$6.1
Second quarter (credits) charges	(0.7)	1.0	0.3
Non-cash items(2)	—	(0.2)	(0.2)
Cash payments	(0.3)	—	(0.3)
Balance at June 30, 2014	$3.3	$2.6	$5.9
______________________

(1)	Includes a $2.8 charge for the write-off of plant assets at our manufacturing facility in Beelitz, Germany.

(2)	Includes accelerated depreciation of plant assets at our California sites.

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
The weighted average assumptions for six months ended June 30, 2014 and 2013 are noted in the following table:

	Six Months Ended June 30,
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
Stock Award and Incentive Plan
The 1993 Stock Award and Incentive Plan, as amended on January 31, 2012, (the “1993 Plan” or “Amended Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), nonvested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2014, there were approximately 4,200,000 shares reserved for issuance under the 1993 Plan, inclusive of approximately 1,900,000 shares reserved for issuance for all outstanding share-based compensation grants.

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
A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2014 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,949,046	$49.91
Granted	272,803	88.27
Exercised	(544,727)	50.34
Forfeited	(26,755)	57.94
Outstanding at June 30, 2014	1,650,367	$55.99	6.6	$81.6
Exercisable at June 30, 2014	1,082,407	$45.61	5.4	$64.7
During the six months ended June 30, 2014, we granted 272,803 stock options. The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2014 and 2013 was $32.79 and $26.56 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.3 and $2.7 for the three months ended June 30, 2014 and 2013, respectively, and $4.3 and $4.4 during the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2014 and 2013 was $23.4 and $14.9, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises.
As of June 30, 2014, there was $9.2 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $7.8 and $4.5 for the six months ended June 30, 2014 and 2013, respectively. Cash received from stock options exercised was $9.9 and $13.6 for the six months ended June 30, 2014 and 2013, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the six months ended June 30, 2014 and 2013 was $0.6 in both periods. The total amount of pre-tax (income) expense recognized for cash-settled SARS was $(0.1) and $0.2 for the six months ended June 30, 2014 and 2013, respectively. The liability related to our cash-settled SARS was $0.5 at June 30, 2014 and $1.2 at December 31, 2013.
Nonvested stock, nonvested stock units and performance stock
The 1993 Plan provides for the issuance of nonvested stock, nonvested stock units and performance stock. Nonvested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2014 and 2013, and there were no outstanding performance stock awards as of June 30, 2014.

A summary of nonvested stock and nonvested stock units for the six months ended June 30, 2014 is presented below:

Nonvested Stock and Nonvested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2014	158,383	$57.64
Granted	43,998	89.01
Vested	(51,080)	52.21
Forfeited	(1,387)	69.78
Nonvested at June 30, 2014	149,914	$68.59
During the six months ended June 30, 2014, we granted 35,450 nonvested stock units to employees and 8,548 shares of nonvested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted average fair value of the nonvested stock and nonvested stock units on the grant date was $89.01 per share. The total amount of share-based compensation expense recognized for nonvested stock and nonvested stock units was $0.9 and $0.8 for the three months ended June 30, 2014 and 2013, respectively, and $1.8 and $1.7 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $3.8 of total unrecognized compensation cost related to nonvested stock and nonvested stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory was approximately $0.5 as of both June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, our Additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $86.0 and $81.7, respectively.
As discussed in Note 5 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K, in 2012, in connection with the planned divestiture of Coating Resins, certain unvested stock options and restricted stock units that had been accounted for as equity awards were reclassified to be accounted for as liability awards. During the first six months of 2013, due to the change in the fair market value of Cytec’s stock, we recognized expense of $0.9 related to these awards. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the consolidated statement of income. The divestiture was completed on April 3, 2013, and accordingly the liability for these unvested options and restricted stock units was settled in cash in the second quarter of 2013. At June 30, 2014 and December 31, 2013, there is no remaining liability related to these awards.

6. EARNINGS PER SHARE (EPS)
Basic earnings per common share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and nonvested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. Under this method, an increase in the fair market value of the Company’s stock can result in a greater dilutive effect from potentially dilutive common shares. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Earnings from continuing operations	$62.5	$62.6	$118.4	$71.4
Earnings (loss) from discontinued operations, net of tax	11.1	(28.0)	11.1	(1.1)
Net earnings attributable to Cytec Industries Inc.	$73.6	$34.6	$129.5	$70.3
Denominator:
Weighted average shares outstanding	36,153	40,826	36,050	42,910
Effect of dilutive shares:
Options and stock-settled SARS	508	652	548	686
Nonvested shares and units	105	99	110	107
Diluted average shares outstanding	36,766	41,577	36,708	43,703
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.73	$1.53	$3.28	$1.66
Earnings (loss) from discontinued operations	0.31	(0.68)	0.31	(0.02)
Net earnings per common share attributable to Cytec Industries Inc.	$2.04	$0.85	$3.59	$1.64
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.70	$1.51	$3.23	$1.63
Earnings (loss) from discontinued operations	0.30	(0.68)	0.30	(0.02)
Net earnings per common share attributable to Cytec Industries Inc.	$2.00	$0.83	$3.53	$1.61
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Six Months Ended June 30,
	2014	2013
Options	228	288
Stock-settled SARS	—	—
Nonvested shares and units	—	—
Total	228	288

7. INVENTORIES
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Finished goods	$184.4	$159.7
Work in progress	11.6	10.0
Raw materials and supplies	94.6	83.4
Total inventories	$290.6	$253.1

8. DEBT
Long-term debt, including the current portion, consisted of the following:

	June 30, 2014		December 31, 2013
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2019	$—	$—	$—	$—
6.0% notes due October 1, 2015	141.8	141.7	141.8	141.7
8.95% notes due July 1, 2017	164.3	164.1	164.3	164.1
3.5% notes due April 1, 2023	400.0	397.6	400.0	397.4
Other	17.9	13.2	18.4	13.1
Total debt	$724.0	$716.6	$724.5	$716.3
Less: current maturities	(0.3)	(0.3)	(0.1)	(0.1)
Long-term debt	$723.7	$716.3	$724.4	$716.2
All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.
Debt issuances and repurchases
On March 12, 2013, we issued $400.0 aggregate principal amount of 3.5% senior unsecured notes due April 1, 2023 (“3.5% notes”), which resulted in $394.6 in net proceeds after original issue discount and underwriting fees. In addition, on February 26, 2013, we called for the redemption of our 4.6% notes due July 1, 2013 (“4.6% notes”), and commenced offers to purchase our 6.0% notes due October 1, 2015 (“6.0% notes”) and our 8.95% notes due July 1, 2017 (“8.95% notes”). In March 2013, we applied the net proceeds from the issuance of the 3.5% notes as follows: (1) to redeem all $135.2 principal amount of our 4.6% notes for a purchase price of $136.8 plus accrued interest of $1.5; (2) to repurchase $107.8 principal amount of our 6.0% notes for a purchase price of $121.1 plus accrued interest of $3.1; and (3) to repurchase $85.1 principal amount of our 8.95% notes for a purchase price of $108.3 plus accrued interest of $1.8. The redemption of the 4.6% notes and repurchase of the 6.0% and 8.95% notes resulted in a loss of $39.4 including transaction costs, which is included in Net loss on early extinguishment of debt in the accompanying consolidated statement of income for the six months ended June 30, 2013.
Revolving Credit Facility
At June 30, 2014, there were no borrowings outstanding under the Revolving Credit Facility (the “Facility”), and $400.0 was available for borrowing under the Facility. Under the terms of the Facility, in June 2014, we extended the term of the Facility one year to June 28, 2019. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”); and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Fair value
At June 30, 2014 and December 31, 2013, the fair value of our debt was $755.9 and $731.2, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 15. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Interest
The weighted-average interest rate on all of our debt was 5.33% as of both June 30, 2014 and 2013. We had no short-term borrowings outstanding at both June 30, 2014 and December 31, 2013.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2014 and December 31, 2013, the aggregate environmental related accruals were $61.1 and $63.1, respectively, of which $11.9 was included in accrued expenses for both periods, with the remainder of $49.2 and $51.2 included in other noncurrent liabilities as of June 30, 2014, and December 31, 2013, respectively. Environmental remediation spending for the three months ended June 30, 2014 and 2013 was $1.3 and $2.1, respectively, and for the six months ended June 30, 2014 and 2013 was $2.2 and $3.7, respectively.
We review our environmental remediation accruals quarterly. From time to time, we adjust our environmental related accruals based on new information. During the six months ended June 30, 2014, our adjustments resulted in a net increase of $0.2 in our environmental related accruals, consisting of a decrease of $1.5 related primarily to an inactive U.S. site to revise its projected remediation costs based on new findings and approval of risk assessments by the regulatory authorities, offset by an increase of $1.7 related to several other sites.
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
As of June 30, 2014 and December 31, 2013, the aggregate self-insured and insured contingent liability was $46.5 and $46.9, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $19.9 and $20.0 at June 30, 2014 and December 31, 2013, respectively. The asbestos liability included in the above amounts at June 30, 2014 and December 31, 2013 was $37.7 and $37.9, respectively, and the insurance receivable related to the liability as well as claims for past payments was $19.5 and $19.6 at June 30, 2014 and December 31, 2013, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Number of claimants at beginning of period	8,100	8,000
Number of claimants associated with claims closed during period	—	(100)
Number of claimants associated with claims opened during period	—	200
Number of claimants at end of period	8,100	8,100
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

10. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$73.6	$34.6	$129.5	$70.7
Other comprehensive income:
Accumulated pension liability, net of tax	(0.5)	17.7	(0.9)	17.3
Foreign currency translation adjustments	9.3	(75.5)	3.4	(101.9)
Comprehensive income (loss)	$82.4	$(23.2)	$132.0	$(13.9)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	(0.2)
Comprehensive income (loss) attributable to Cytec Industries Inc.	$82.4	$(23.2)	$132.0	$(14.1)

The following table presents changes in accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$8.2	$81.2	$89.4	$(8.2)	$137.3	$129.1
Other comprehensive income before reclassifications	—	9.3	9.3	—	(17.7)	(17.7)
Amounts reclassified from AOCI	(0.5)	—	(0.5)	17.7	(57.9)	(40.2)
Net current period OCI	(0.5)	9.3	8.8	17.7	(75.6)	(57.9)
Balance, end of period	$7.7	$90.5	$98.2	$9.5	$61.7	$71.2

	Six Months Ended June 30,
	2014			2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$8.6	$87.1	$95.7	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	—	3.4	3.4	—	(43.9)	(43.9)
Amounts reclassified from AOCI	(0.9)	—	(0.9)	17.3	(57.9)	(40.6)
Net current period OCI	(0.9)	3.4	2.5	17.3	(101.8)	(84.5)
Balance, end of period	$7.7	$90.5	$98.2	$9.5	$61.7	$71.2
The following table presents a summary of reclassification adjustments out of AOCI for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the Consolidated Statements of Income
Details of AOCI component	2014	2013	2014	2013
Amortization of defined benefit pension items
Prior service costs	$(0.7)	$(0.8)	$(1.4)	$(1.6)	(1)
	(0.7)	(0.8)	(1.4)	(1.6)	Total before tax
	0.2	0.3	0.5	0.7	Tax benefit
	$(0.5)	(0.5)	(0.9)	$(0.9)	Net of tax
Impact from sale of Coating Resins	—	18.2	—	18.2	Net gain (loss) on sale of discontinued operations, net of tax
Total pension reclassifications	$(0.5)	$17.7	$(0.9)	$17.3
Cumulative translation adjustments
Impact from sale of Coating Resins	$—	$(57.9)	$—	$(57.9)	Net gain (loss) on sale of discontinued operations, net of tax
__________________

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 16 - Employee Benefit Plans for additional information on net periodic pension cost.

11. INCOME TAXES
The effective tax rate for continuing operations for the three and six months ended June 30, 2014 was a tax provision of 30.9%, or $28.0, and 27.9%, or $45.8, respectively, compared to a tax provision of 29.6%, or $26.4, and 25.4%, or $24.3, respectively, for the three and six months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was consistent with our underlying annualized effective rate of 31.0% given the absence of any significant non-recurring transactional events. The effective tax rate for the six months ended June 30, 2014 was favorably impacted by a tax benefit of $5.4 attributable to the reversal of certain tax reserves due to the settlement of tax audits and the expiration of the statute of limitations for the U.S. and other international jurisdictions. The rate was unfavorably impacted by tax expense of $2.3 related to pension and other postretirement benefit mark-to-market adjustments.
As of June 30, 2014, the amount of gross unrecognized tax benefits for continuing operations is $11.1 (excluding interest) of which $10.7 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2013 for continuing operations was $16.7 (excluding interest), of which $15.4 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $1.7 as of December 31, 2013. Activity for the six months ended June 30, 2014 included a $0.2 increase for additional accruals and foreign exchange, which was offset by $0.6 due to settlements, thus resulting in a liability for the payment of interest of $1.3 as of June 30, 2014.

12. OTHER FINANCIAL INFORMATION
Dividends
On April 22, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 27, 2014 to shareholders of record as of May 9, 2014. Cash dividends paid in the second quarter of 2014 and 2013 were $4.4 and $5.2, respectively, and for the six months ended June 30, 2014 and 2013 were $8.9 and $12.6, respectively. Dividends paid in the first six months of 2013 include $1.8 paid by a majority owned subsidiary to its minority shareholder. On July 17, 2014, the Board of Directors declared a $0.25 per common share cash dividend, payable on August 25, 2014 to shareholders of record as of August 11, 2014.
Income taxes paid
Income taxes paid for the six months ended June 30, 2014 and 2013 were $45.6 and $79.9, respectively. Included in 2013 is approximately a $21.0 corporate income tax payment primarily related to the divestiture of the PSA product line in 2012, which was statutorily due on December 17, 2012, but was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy.
Interest
Interest paid for the six months ended June 30, 2014 and 2013 was $18.7 and $25.3, respectively. Interest income for the six months ended June 30, 2014 and 2013 was $0.3 and $1.0, respectively.
Stock repurchases
During the three and six months ended June 30, 2013, we repurchased 7,573,677 and 8,777,176 shares of our common stock at a total cost of $552.2 and $642.0, respectively. There were no repurchases during three and six months ended June 30, 2014. There are no amounts remaining under the buyback program as of June 30, 2014.

13. SEGMENT INFORMATION
As discussed in Note 3, the former Coating Resins segment is reported as discontinued operations for all periods presented.
Summarized segment information for our four continuing segments for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales:	2014	2013	2014	2013
Aerospace Materials
Sales to external customers	$262.4	$249.9	$505.9	$485.9
Intersegment sales	0.1	0.2	0.1	0.3
Industrial Materials	86.5	85.0	169.7	169.0
In Process Separation	103.9	106.4	200.0	195.2
Additive Technologies
Sales to external customers	74.3	72.5	140.6	141.1
Intersegment sales	—	0.1	—	0.3
Net sales from segments	527.2	514.1	$1,016.3	$991.8
Elimination of intersegment revenue	(0.1)	(0.3)	(0.1)	(0.6)
Total consolidated net sales	$527.1	$513.8	$1,016.2	$991.2

	Three Months Ended June 30,				Six Months Ended June 30,
Earnings from operations:	2014	% of Sales	2013	% of Sales	2014	% of Sales	2013	% of Sales
Aerospace Materials	$52.7	20%	$54.6	22%	$90.7	18%	$99.7	21%
Industrial Materials	9.6	11%	5.0	6%	17.8	11%	7.9	5%
In Process Separation	28.5	27%	28.4	27%	47.7	24%	46.2	24%
Additive Technologies	10.4	14%	12.2	17%	18.3	13%	21.2	15%
Earnings from segments	101.2	19%	100.2	19%	$174.5	17%	$175.0	18%
Corporate and Unallocated, net (1) (2)	(7.7)		1.3		(3.6)		(19.9)
Total earnings from operations	$93.5	18%	$101.5	20%	$170.9	17%	$155.1	16%
______________________

(1)
For the three and six months ended June 30, 2014, Corporate and Unallocated includes restructuring charges of $0.3 and $0.4, respectively, related to prior year initiatives. For the six months ended June 30, 2014, Corporate and Unallocated includes benefits of $6.2 for net MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2013 MTM adjustment. For the three and six months ended June 30, 2013, Corporate and Unallocated includes benefits of $8.2 and $1.9, respectively, for net MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2012 MTM adjustment and the remeasurement of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013. It also includes charges of $2.9 for the write down of certain manufacturing assets in our Nagpur, India facility, restructuring charges of $0.4 and $0.7, respectively, primarily for our 2013 initiatives, and charges of $0.2 and $0.4, respectively, related to costs to divest the Umeco distribution business.

(2)
Corporate and Unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the six months ended June 30, 2013. The 2013 amount included in Corporate and Unallocated relates to the period prior to the divestiture and, as required, these costs were allocated to the remaining operating segments beginning in the second quarter of 2013, following the sale.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2013:	$238.5	$186.1	$68.9	$27.8	$521.3
2014 Activity:
Foreign currency translation adjustments	1.8	1.4	(0.2)	—	3.0
Balance at June 30, 2014:	$240.3	$187.5	$68.7	$27.8	$524.3
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2014	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Technology-based	14.4	$50.0	$48.6	$(25.6)	$(23.8)	$24.4	$24.8
Marketing-related	10.1	14.4	14.3	(7.1)	(6.5)	7.3	7.8
Customer-related	15.8	157.9	156.2	(32.8)	(27.7)	125.1	128.5
Total		$222.3	$219.1	$(65.5)	$(58.0)	$156.8	$161.1
Amortization of acquisition intangibles for the three months ended June 30, 2014 and 2013 was $3.7 and $3.8, respectively, and for the six months ended June 30, 2014 and 2013 was $7.3 and $7.5, respectively.
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

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other expense, net.
At June 30, 2014, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $259.2. Of this total, $175.4 was attributed to the exposure in forward selling/purchase of USD, and $83.8 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at June 30, 2014 and December 31, 2013 were $0.1 and $1.4, respectively.
Credit risk
At June 30, 2014, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2014, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$1.8	Other current assets	$2.3	Accrued expenses	$1.7	Accrued expenses	$0.9
The following table summarizes the amount and location of gains recognized in income for our derivatives not designated as hedges for the three and six months ended June 30, 2014 and 2013:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign currency forwards	Other expense, net	$(3.0)	$(10.4)	$(3.7)	$1.7
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
The net fair value of our foreign currency forward contracts, based on Level 2 inputs, at June 30, 2014 was approximately $0.1.
As of June 30, 2014, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the six months ended June 30, 2014. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS
Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended June 30,	2014	2013	2014	2013
Service cost	$0.9	$1.2	$0.2	$0.3
Interest cost	11.0	9.9	2.0	1.7
Expected return on plan assets	(12.8)	(13.6)	(0.4)	(0.4)
Net amortization	0.1	0.1	(0.7)	(0.9)
Curtailment gain (1)	—	(1.7)	—	(6.0)
Mark-to-market adjustment	—	(5.3)	—	(3.0)
Net periodic (benefit) cost	$(0.8)	$(9.4)	$1.1	$(8.3)

	Pension Plans		Postretirement Plans
Six Months Ended June 30,	2014	2013	2014	2013
Service cost	$1.8	$2.4	$0.4	$0.5
Interest cost	21.9	19.8	4.0	3.4
Expected return on plan assets	(25.6)	(27.2)	(0.7)	(0.8)
Net amortization	0.1	0.1	(1.5)	(1.7)
Curtailment gain (1)	—	(1.7)	—	(6.0)
Mark-to-market adjustment	—	(5.3)	—	(3.0)
Net periodic (benefit) cost	$(1.8)	$(11.9)	$2.2	$(7.6)
______________________

(1)	Curtailment gains relate to the Coatings divestiture, and are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.
We disclosed in our 2013 Annual Report on Form 10-K that we expected to contribute $6.3 and $9.8 in 2014 to our pension and postretirement plans, respectively. Through June 30, 2014, actual contributions to our continuing pension and postretirement plans were $3.5 and $2.6, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2014 and 2013 were $5.8 and $5.1, respectively, and for the six months ended June 30, 2014 and 2013 were $12.5 and $13.0, respectively.

17. SUBSEQUENT EVENT
On July 17, 2014, the Board of Directors declared a 2-for-1 split on our common stock in the form of a stock dividend. The stock dividend will be distributed on September 17, 2014 to shareholders of record as of the close of business on September 2, 2014. Shareholders on the record date will be entitled to receive one additional share for every share they own on that date. The pro forma effect on the June 30, 2014 and December 31, 2013 balance sheet is to reduce Additional paid-in-capital by $0.5 and increase Common stock by $0.5. Common shares outstanding, giving retroactive effect to the stock split at June 30, 2014 and December 31, 2013, would be approximately 71,800,000 and 71,000,000, respectively.
All share and per share data presented in the accompanying unaudited consolidated financial statements and notes to consolidated financial statements have not been adjusted for the stock split, however will be retroactively adjusted during the quarter ended September 30, 2014.
Pro forma share and per share data, giving retrospective effect to the stock split, would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (as reported):
Earnings from continuing operations	$62.5	$62.6	$118.4	$71.4
Earnings (loss) from discontinued operations, net of tax	11.1	(28.0)	11.1	(1.1)
Net earnings attributable to Cytec Industries Inc.	$73.6	$34.6	$129.5	$70.3
Denominator (post-stock split):
Weighted average shares outstanding, pro forma	72,306	81,652	72,100	85,821
Diluted average shares outstanding, pro forma	73,533	83,153	73,415	87,406
Basic earnings (loss) per share (post-stock split):
Earnings from continuing operations, pro forma	$0.86	$0.77	$1.64	$0.83
Earnings (loss) from discontinued operations, pro forma	0.16	(0.34)	0.16	(0.01)
Pro forma net earnings per common share attributable to Cytec Industries Inc.	$1.02	$0.43	$1.80	$0.82
Diluted earnings (loss) per share (post-stock split):
Earnings from continuing operations, pro forma	$0.85	$0.75	$1.61	$0.82
Earnings (loss) from discontinued operations, pro forma	0.15	(0.33)	0.15	(0.01)
Pro forma net earnings per common share attributable to Cytec Industries Inc.	$1.00	$0.42	$1.76	$0.81

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
Discontinued operations
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coating Resins (“Coatings”) business to Advent International (“Advent”), a global private equity firm, for a total value of $1,133.0, including assumed liabilities of approximately $118.0, resulting in a cumulative after-tax loss on sale of $16.9 in 2013. In the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5, in addition to an after-tax charge of $4.3 in the first quarter of 2013 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. After-tax earnings from operations of the discontinued business for the six months ended June 30, 2013 were $31.6.
In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended June 30, 2014, we recorded after-tax benefits of $0.5 and after-tax charges of $1.3 during the six months ended June 30, 2014, related to certain of these tax liabilities. In the first quarter of 2014, we recorded after-tax charges of approximately $1.8 for purchase price and working capital adjustments related to the divestiture. Additionally, in the second quarter of 2014, we recorded a tax benefit of $10.6 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.
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

Other divestitures
Sale of the Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income for the three and six months ended June 30, 2013.
The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for the six months ended June 30, 2014.
Quarter Ended June 30, 2014, Compared With Quarter Ended June 30, 2013
Consolidated Results
Net sales for the three months ended June 30, 2014 were $527.1, up 3% compared with $513.8 for the three months ended June 30, 2013. Overall selling volumes for our continuing businesses were up 3%, while price increases improved sales by 1%. These increases were partially offset by the impact of the divestiture of the former Industrial Materials distribution product line in July 2013, which caused second quarter of 2014 net sales to be lower by 2%. The impact of changes in exchange rates on sales was not significant. Aerospace Materials net sales increased by 5%, of which 3% was from higher selling volumes and 2% was due to price increases. Net sales for Industrial Materials segment increased 2%. A 14% decrease caused by the divestiture of the former distribution product line was almost completely offset by 13% increase due to higher sales volume for remaining products. Higher prices increased sales by 1%, and the favorable impact from the changes in exchange rates increased sales by 2%. Net sales for Additive Technologies increased 3% due to higher volumes, while In Process Separation net sales decreased 2% due to lower sales volumes.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $347.1, or 65.9% of net sales, in the second quarter of 2014, compared with $326.6, or 63.6% of net sales, in the second quarter of 2013. Total manufacturing costs increased by $20.5, due mostly to $5.4 of higher raw material costs, primarily in Aerospace Materials, increased materials costs of $6.7 related to higher sales volume, higher period costs of $6.6 related to inflationary factors, higher spending to meet increased volume demands, and other increased costs, and $2.6 for the unfavorable impact of changes to exchange rates. These increases were partly offset by reduced costs of $10.6 from the divestiture of the Industrial Materials distribution product line in July 2013. Also included in cost of sales in the second quarter of 2013 was a benefit of $8.0 from mark-to-market (“MTM”) adjustments from the remeasurement of two of our U.S. pension and other postemployment benefit (“OPEB”) plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $3.8 in the second quarter of 2014 compared to the second quarter of 2013. The increase was primarily due to the expiration of transition service agreements related to the Coatings sale resulting in $1.9 of higher administrative and general expenses, $1.2 from increased investment in research, $1.2 higher expenses related to incentive compensation and benefits, $0.7 of higher costs associated with the continuing development and implementation of a single, global ERP system that began in 2013, and a $0.6 unfavorable impact from changes in foreign exchange. These cost increases were partly offset by $1.5 of lower operating expenses from the divestiture of the Industrial Materials distribution product line in July 2013, and lower restructuring costs of $0.4.
Amortization of acquisition intangibles was $3.7 and $3.8 in the second quarter of 2014 and 2013, respectively.
Asset impairment charges of $2.9 in the second quarter of 2013 were primarily for the write-off of plant assets at our manufacturing facility in Beelitz, Germany, which was shut down under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.

Other expense, net was $0.0 in the second quarter of 2014, compared to $7.7 in the second quarter of 2013. Included in 2013 is a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and $1.6 of foreign exchange losses.
Interest expense, net was $3.0 in the second quarter of 2014 compared with $4.8 in the prior year. The decrease of $1.8 is primarily due to higher capitalized interest of $1.9 driven mostly by the carbon fiber expansion project and the phosphine plant expansion, offset by lower interest income of $0.2.
The effective tax rate for continuing operations for the three months ended June 30, 2014 was a tax provision of 30.9%, or $28.0, compared to a tax provision of 29.6%, or $26.4, for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was consistent with our underlying annualized effective rate of 31% given the absence of any significant non-recurring transactional events.
Earnings from continuing operations for the second quarter of 2014 were $62.5 ($1.70 per diluted share), a decrease of $0.1 from $62.6 ($1.51 per diluted share) reported for the same period in 2013. Included in the second quarter of 2014 were after-tax charges of $0.2 ($0.01 per diluted share) related to adjustments to previous restructuring initiatives. Included in the second quarter of 2013 was an after-tax benefit of $5.2 ($0.13 per diluted share) for an MTM adjustment from the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013. Also included in 2013 are after-tax charges of $3.2 ($0.08 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $2.0 ($0.05 per diluted share) for the write down of certain manufacturing assets in our Nagpur, India facility, $1.6 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and $0.4 ($0.01 per diluted share) of adjustments related to the stranded cost reduction initiatives and costs to divest the Umeco distribution business. Also included is a $2.0 million income tax benefit ($0.05 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.
Earnings from discontinued operations, net of tax, were $11.1 in the second quarter of 2014 compared with net losses of $28.0 in 2013. For 2014, Earnings (loss) from discontinued operations, net of tax consists of after-tax benefits of $0.5 related to adjustments of certain tax liabilities of the Coatings business that we retained related to taxable periods (or portions thereof) ending on or before April 3, 2013. Additionally, it includes a tax benefit of $10.6 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. For 2013, it consisted of the loss on the sale of our former Coating Resins segment of $15.5, and a charge of $12.5 to adjust the carrying value of the distribution product line, based on the terms of the sale agreement with Cathay Investments completed on July 12, 2013.
Net earnings for the second quarter of 2014 were $73.6 ($2.00 per diluted share), an increase of $39.0 from the net earnings of $34.6 ($0.83 per diluted share) in the same period in 2013.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$163.6	$161.5	1%	2%	(1)%	—%
Latin America (1)	2.5	1.1	—	—	—	—
Asia/Pacific	17.8	16.1	11%	3%	8%	—%
Europe/Middle East/Africa	78.5	71.2	10%	2%	8%	—%
Total	$262.4	$249.9	5%	2%	3%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 5% primarily due to a 3% increase in selling volumes. The higher selling volumes in the second quarter of 2014 were primarily attributable to the continued ramp up of the 787 program and increased build rates for single aisle aircraft. Partially offsetting this growth was lower rotorcraft sales, mostly for replacement blades. Selling prices increased 2% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $52.7, or 20% of net sales in 2014, compared with $54.6, or 22% of net sales in 2013. The $1.9 decrease in earnings consists of $6.7 of higher material costs, of which $5.4 is due to raw material inflation, $0.7 is related to usage of external fiber to meet increased sales demand, and $0.6 for yield variances. Additionally, we incurred $5.0 of higher period costs in 2014 due to inflationary factors, higher spending to meet increased volume demands, and increased costs for repairs, maintenance, waste disposal, and higher freight. We also had a $1.4 unfavorable impact of foreign exchange rate changes, and incurred $1.0 of higher operating expenses primarily due to the expiration of transition service agreements related to the Coatings sale and increased investment in research services were partly offset by lower commercial spend. These unfavorable impacts in earnings were partially offset by increased selling prices of $5.9, improved marginal income due to higher selling volumes of $4.5, and favorable fixed cost absorption of $1.8.
Industrial Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$29.6	$23.9	24%	2%	22%	—%
Latin America (1)	4.0	3.2	—%	—%	—%	—%
Asia/Pacific (1)	2.8	3.0	—%	—%	—%	—%
Europe/Middle East/Africa (2)	50.1	54.9	(9)%	1%	(13)%	3%
Total	$86.5	$85.0	2%	1%	(1)%	2%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Includes year over year decrease in volumes of $12.2 or 22% due to July 2013 divestiture of former distribution product line.
Net sales increased 2% compared to the second quarter of 2013. The decline in selling volumes of 1% consisted of a 14% decrease ($12.2), all in Europe, due to the July 2013 divestiture of the former distribution product line. This was offset by 13% sales volume increase for remaining product lines. The increased selling volumes in the continuing product lines were primarily in the structural industrial product line, led by higher demand in the high performance auto and aerospace tooling markets. Additionally, net sales increased by 1% from selling price increases and 2% from the favorable impact of changes in exchange rates.
Earnings from operations were $9.6, or 11% of net sales in 2014, compared with $5.0, or 6% of net sales in 2013. The $4.6 increase in earnings was driven by higher selling volumes of $4.5, higher selling prices of $1.0, lower raw material costs of $0.5, lower operating expenses of $0.3, and favorable fixed cost absorption of $0.2. These increases in earnings were partly offset by increased period costs and freight of approximately $1.2 due to increased volumes and inflationary factors for continuing product lines, and a $0.5 unfavorable impact of foreign exchange rate changes.
In Process Separation

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$31.0	$25.9	20%	—%	20%	—%
Latin America	28.3	29.4	(4)%	(1)%	(3)%	—%
Asia/Pacific	21.9	30.1	(27)%	1%	(26)%	(2)%
Europe/Middle East/Africa	22.7	21.0	8%	1%	7%	—%
Total	$103.9	$106.4	(2)%	—%	(2)%	—%
Net sales were down 2%, due to lower sales volumes of 2%. The volume decrease in 2014, is primarily from weaker demand in the alumina market and our metal extraction product line, partly offset by higher demand in our phosphine product line, especially in the electronics end market, and also in our mineral processing product line. Sales volumes in the Asia/Pacific region were down due to order patterns related to specific mining customers, a softening demand in the alumina market and lower production in Indonesian mines. Selling prices and changes in foreign exchange rates did not significantly impact net sales.
Earnings from operations were $28.5, or 27% of net sales in 2014, compared with $28.4, or 27% of net sales in 2013. The $0.1 increase in earnings is principally due to $1.3 of lower raw material costs, a $1.0 favorable impact from changes in exchange rates, lower freight and warehousing of $0.6 due to lower sales, and $0.2 of selling price increases. These increases are mostly offset by the expiration of transition service agreements related to the Coatings sale resulting in higher operating expenses of $1.8, and higher manufacturing costs of $0.8 due to higher overall plant operating costs. The net lower sales volumes had a relatively minor $0.2 unfavorable impact on earnings due to the favorable mix effect of strong sales of higher margin phosphine products.
Additive Technologies

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$30.0	$31.5	(5)%	—%	(5)%	—%
Latin America	6.6	6.3	5%	—%	5%	—%
Asia/Pacific	17.7	18.0	(2)%	(2)%	1%	(1)%
Europe/Middle East/Africa	20.0	16.7	20%	(4)%	19%	5%
Total	$74.3	$72.5	3%	(1)%	3%	1%
Net sales increased 3% primarily due to higher selling volumes. Specialty additives products had strong growth in all regions except North America, which was party offset by product rationalization of low margin products of $0.6. Additionally, we had lower demand for polymer additives products across all regions except Europe due to an increase in sales to the agriculture film market. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $10.4, or 14% of net sales in 2014, compared with $12.2, or 17% of net sales in 2013. The $1.8 decrease in earnings is due primarily from unfavorable fixed cost absorption of $2.1, net sales price decreases of $0.9, higher raw material costs of $0.5, and the expiration of transition service agreements related to the Coatings sale resulting in higher commercial and administration expenses of $0.3. This was partially offset by an increased marginal income due to a favorable sales product mix of $1.6 and lower manufacturing costs of $0.6 mostly from lower freight and warehousing costs.
Six Month Ended June 30, 2014, Compared With Six Months Ended June 30, 2013
Consolidated Results
Net sales for the six months ended June 30, 2014 were $1,016.2, up 3% compared to net sales of $991.2 for the six months ended June 30, 2013. Overall selling volumes for our continuing businesses were up 3%, while price increases improved sales by 1%. These increases were partially offset by the impact of the divestiture of the former Industrial Materials distribution product line in July 2013, which caused first half of 2014 net sales to be lower by 2%. The impact of changes in exchange rates on sales was minimal. Aerospace Materials net sales increased by 4%, of which 2% was due to price increases and 2% was from higher selling volumes. Overall net sales for Industrial Materials segment was flat. A 14% decrease caused by the divestiture of the former distribution product line in July 2013 was offset by an 11% increase due to higher sales volume for remaining products. Higher prices increased sales by 1%, and the favorable impact from changes in exchange rates increased sales by 2%. Net sales for In Process Separation increased 2% due to sales volume increases, while Additive Technologies net sales were flat compared to 2013.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $676.2, or 66.5% of net sales, in the six months ended June 30, 2014, compared with $665.3, or 67.1% of net sales, in the six months ended June 30, 2013. Total manufacturing costs increased by $10.9, due mostly to a $14.2 of higher raw material costs, primarily in Aerospace Materials. Additionally, there were higher materials costs and freight of $10.0 related to higher sales volumes, $12.1 due to inflationary factors and higher spending to meet increased volume demands, a $3.9 unfavorable impact from changes in exchange rates, and unfavorable fixed cost absorption of $1.6. Partly offsetting these cost increases were reduced costs of $20.5 from the divestiture of the Industrial Materials distribution product line in July 2013, $5.5 of lower stranded costs associated with the sale of the Coating Resins business in April 2013, and $4.5 year on year benefit from favorable pension and OPEB MTM adjustments.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $1.4 in the six months ended June 30, 2014 versus the six months ended June 30, 2013. The increase was primarily due to $3.1 of higher costs associated with the continuing development and implementation of a single, global ERP system that began in 2013, and $2.2 of higher costs to support sales volume increases, net of year to date stranded costs savings associated with the sale of the Coating Resins business in April 2013. These costs were offset by $3.0 of lower operating expenses from the divestiture of the Industrial Materials distribution product line in July 2013, and lower restructuring costs of $1.0.

Amortization of acquisition intangibles was $7.3 and $7.5 in the first six months of 2014 and 2013, respectively.
Asset impairment charges of $2.9 in the first six months of 2013 were primarily for the write-off of plant assets at our manufacturing facility in Beelitz, Germany, which was shut down under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.
Other expense, net was $0.5 in the first six months of 2014 compared to $8.5 in the first six months of 2013. In 2013, Other expense, net included a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7.
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
Interest expense, net was $6.2 for the six months ended June 30, 2014 compared with $11.5 in the prior year. The decrease of $5.3 is primarily due to lower interest expense of $2.4, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, and higher capitalized interest of $3.7 related to the ongoing major capital projects in our growth product lines, partially offset by lower interest income of $0.7.
The effective tax rate for continuing operations for the six months ended June 30, 2014 was a tax provision of 27.9%, or $45.8, compared to a tax provision of 25.4%, or $24.3, for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was favorably impacted by a tax benefit of $5.4 attributable to the reversal of certain tax reserves due to the settlement of tax audits and the expiration of the statute of limitations for the U.S. and other international jurisdictions. The rate was unfavorably impacted by tax expense of $2.3 related to pension and other postretirement benefit mark-to-market adjustments.
Earnings from continuing operations for the six months ended June 30, 2014 were $118.4 ($3.23 per diluted share), an increase of $47.0 from $71.4 ($1.63 per diluted share) reported for the same period in 2013. Included in the six months ended June 30, 2014 was an after-tax benefit of $3.8 ($0.10 per diluted share) for pension and OPEB MTM adjustments during the period, and net after-tax charges of $0.2 ($0.01 per diluted share) for adjustments to previous restructuring initiatives. Included in the six months ended June 30, 2013 were the following after-tax charges: $24.7 ($0.57 per diluted share) related to the loss on the debt redemption, $3.2 ($0.07 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $2.0 ($0.05 per diluted share) for the write down of certain manufacturing assets in Nagpur, India, $1.6 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and net charges of $0.8 ($0.02 per diluted share) for adjustments to previous restructuring initiatives and costs to divest the Umeco distribution business. Also included in 2013 was a net after-tax benefit of $1.2 ($0.03 per diluted share) for pension and OPEB MTM adjustments, consisting of the portion deferred in inventory from the fourth quarter 2012 MTM and the curtailment of pension plans associated with the former Coatings business following its divestiture on April 3, 2013, and a $1.0 net income tax benefit ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision was primarily due to changes in the tax attributes of certain foreign subsidiaries. Earnings from continuing operations also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the six months ended June 30, 2013.
Earnings from discontinued operations, net of tax, were $11.1 in the first six months of 2014 compared with a net loss of $1.1 in 2013, net of noncontrolling interests. For 2014, earnings from discontinued operations, net of tax includes benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to its divestiture. In connection with the sales of Coatings, in 2014 we recorded after-tax charges of $1.3 for adjustments to certain tax indemnities related to Coatings for taxable periods prior to its divestiture, after-tax charges of approximately $1.8 related to purchase price and working capital adjustments relating to the divestiture, and a tax benefit of $10.6 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.
Net earnings for the six months ended June 30, 2014 were $129.5 ($3.53 per diluted share), an increase of $59.2 from the net earnings of $70.3 ($1.61 per diluted share) in the same period in 2013.

Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the year are set forth below.
Aerospace Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$312.1	$309.6	1%	2%	(1)%	—%
Latin America (1)	4.7	2.4	—%	—%	—%	—%
Asia/Pacific	35.5	31.1	14%	7%	7%	—%
Europe/Middle East/Africa	153.6	142.8	8%	3%	5%	—%
Total	$505.9	$485.9	4%	2%	2%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 4% for the first six months of 2014 compared to 2013. Overall selling volumes were up 2%, as build rate increases for single aisle aircraft and Boeing’s 787 program were offset by lower demand for the rotorcraft (mostly replacement blades) and certain defense sectors. Additionally, selling prices increased net sales by 2%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $90.7, or 18% of net sales in 2014, compared with $99.7, or 21% of net sales in 2013. The $9.0 decrease in earnings includes higher raw material costs of $16.8, of which $6.4 is related to the usage of external fiber during the first six months to meet increased sales demand as well as the result of a fire in one of our carbon fiber facilities in the first quarter of 2014. The raw material costs were also higher by $9.0 due to raw material inflation and $1.3 for material yield variances. Additionally, we incurred $7.2 of higher net period costs in 2014 due to inflationary factors, higher spending to meet increased volume demands, and increased costs for repairs, maintenance, waste disposal, and higher freight. We also incurred $4.1 of higher operating expenses due to the expiration of transition service agreements related to the Coatings sale and higher investment in research services which were partly offset by lower commercial spend. Changes in exchange rates unfavorably impacted earnings by $2.6. These reductions in earnings were partially offset by selling price increases of $11.9, higher selling volumes of $6.8, and the favorable impact from absorption of $2.8.
Industrial Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$59.2	$47.1	26%	2%	24%	—%
Latin America (1)	6.0	6.7	—%	—%	—%	—%
Asia/Pacific (1)	5.4	6.0	—%	—%	—%	—%
Europe/Middle East/Africa (2)	99.1	109.2	(9)%	1%	(13)%	3%
Total	$169.7	$169.0	—%	1%	(3)%	2%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Includes year over year decrease in volumes of $23.8 or 22% due to July 2013 divestiture of former distribution product line.
Net sales increased 0% overall from 2013. However, the decline in selling volumes of 3% consisted of a 14% decrease ($23.8), all in Europe, due to the July 2013 divestiture of the former distribution product line. This was offset by an 11% sales volume increase for continuing product lines. The increase in the continuing product lines was primarily in the structural industrial product line, led by higher demand in the high performance automotive and aerospace tooling markets. Additionally, net sales increased by 2% from the favorable impact from changes in exchange rates and 1% from selling price increases.
Earnings from operations were $17.8, or 11% of net sales in 2014, compared with $7.9, or 5% of net sales in 2013. The $9.9 increase in earnings was driven by higher selling volumes of $9.7, lower operating expenses of $1.6 due to savings from restructuring initiatives implemented in 2013, higher selling prices of $1.6, and lower raw material costs of $1.1. These increases in earnings were partly offset by increased period costs and freight of approximately $3.2 due to increased volumes and inflationary factors for continuing product lines, a $0.6 unfavorable impact from changes in exchange rates, and reduced earnings of $0.3 related to the divestiture of the distribution product line.

In Process Separation

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$62.7	$53.3	18%	1%	17%	—%
Latin America	56.9	54.0	5%	1%	4%	—%
Asia/Pacific	41.2	53.3	(23)%	—%	(20)%	(3)%
Europe/Middle East/Africa	39.2	34.6	13%	1%	12%	—%
Total	$200.0	$195.2	2%	1%	2%	(1)%
Net sales increased 2%, primarily due to higher sales volumes. The volume increase in 2014 is primarily from higher demand in our phosphines, mineral processing, and metal extraction product lines, partly offset by weaker demand in the alumina market. Selling price increases improved sales by 1%, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $47.7, or 24% of net sales in 2014, compared with $46.2, or 24% of net sales in 2013. The $1.5 increase in earnings is principally due to higher sales volumes of $5.0, lower raw material costs of $2.2, mostly for phosphines, a $2.1 favorable impact from changes in exchange rates, and $1.3 from higher selling prices. These increases were partially offset by $5.4 of net unfavorable fixed cost absorption due to inventory control efforts that began at the end of 2013, higher operating costs of $2.5 primarily due to the expiration of transition service agreements related to the Coatings sale in April 2013, and higher manufacturing costs of $1.1 due to higher overall plant operating costs and freight from increased volumes.
Additive Technologies

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$59.0	$63.8	(8)%	—%	(8)%	—%
Latin America	12.7	11.4	11%	(2)%	13%	—%
Asia/Pacific	32.5	33.6	(3)%	(2)%	—%	(1)%
Europe/Middle East/Africa	36.4	32.3	13%	(4)%	12%	5%
Total	$140.6	$141.1	—%	(1)%	—%	1%
Net sales were flat compared with 2013. Demand for polymer additives products in North America decreased due to timing of orders for certain customers, which was partially offset by increased demand in the Europe and Latin America regions. There were higher sales volumes for specialty additive products across all regions except North America. This was offset by product rationalization of low margin products of $1.7. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $18.3, or 13% of net sales in 2014, compared with $21.2, or 15% of net sales in 2013. The $2.9 decrease in earnings is due primarily from selling price decreases of $1.9 due to pricing strategy and competitive pressures, $2.0 of higher operating expenses from inflationary factors and due to the expiration of transition service agreements related to the Coatings sale, higher period costs of $1.0 mostly related to inflationary costs, and $0.7 of higher raw material costs primarily for specialty additives. These decreases were partly offset by increased marginal income due to higher selling volumes of $1.4, favorable fixed cost absorption of $0.9, and lower freight and warehousing costs of $0.5 from lower volumes.

LIQUIDITY AND FINANCIAL CONDITION
At June 30, 2014, our cash balance was $140.2 compared with $151.8 at December 31, 2013. At June 30, 2014, approximately 76% of our cash was located outside of the U.S.
Net cash provided by (used in) continuing operations
Net cash provided by operating activities of continuing operations was $105.0 in 2014 compared to net cash used of $6.0 in 2013. Trade accounts receivable increased $41.0 due to higher sales levels, as days outstanding of 48 days as of the end of the second quarter of 2014 was unchanged from year end 2013. Accounts payable increased by $40.8, as accounts payable days outstanding at June 30, 2014 increased six days to 49 days, up from 43 days at the end of 2013 in part due to higher raw material purchases. Inventory increased $36.5. Inventory days on hand were at 82 days at the end of the second quarter of 2014, which is up four days since year end 2013. Accrued expenses decreased by $14.3, largely due to payments of approximately $15.2 for 2013 incentive compensation during the first half of 2013. Income taxes payable decreased by $9.5. Other liabilities in 2014 decreased by $8.6, mostly due to a decrease of $6.2 in noncurrent income taxes payable, which primarily resulted from the aforementioned favorable tax audit settlements. We disclosed in our 2013 Annual Report on Form 10-K that we expected to contribute $6.3 and $9.8, respectively, to our pension and postretirement plans in 2014. Through June 30, 2014, actual contributions to our pension and postretirement plans were $3.5 and $2.6, respectively.
Net cash used in investing activities of continuing operations was $121.7 in 2014 compared to $127.1 in 2013. Capital spending for the first six months of 2014 was $121.6 compared to $127.1 in 2013. Capital spending in 2014 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the first quarter of 2014, we completed the construction phase of our carbon fiber expansion project to support our growing demand for carbon fiber based composites. Aerospace qualified fiber production is expected in 2016. We are continuing construction on a new prepreg manufacturing expansion project, with the construction phase expected to be completed in 2014 and commercial production expected to occur in 2015 with Aerospace qualified production in 2016. The construction for the expansion of our phosphine plant in Canada for our In Process Separation segment is expected to be completed in the third quarter of 2014. The expansion of our metal extraction product line with new manufacturing capacity in Nagpur, India is expected to be completed in the second half of 2014. Our total capital spending for 2014 is expected to be in a range of approximately $180.0 to $200.0.
Net cash provided by financing activities in 2014 was $5.4, compared to net cash used of $660.0 in 2013. During the first six months of 2014, we received $9.9 of proceeds from stock option exercises, and had $4.4 of excess tax benefits related to share-based payments. We also paid cash dividends of $8.9 during the first six months of 2014.
Share repurchases
During the three and six months ended June 30, 2013, we repurchased 7,573,677 and 8,777,176 shares of our common stock at a total cost of $552.2 and $642.0, respectively. There were no repurchases during three and six months ended June 30, 2014 and there are no amounts remaining under the buyback program as of June 30, 2014.
Dividends
On April 22, 2014, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 27, 2014 to shareholders of record as of May 9, 2014. Cash dividends paid in the second quarter of 2014 and 2013 were $4.4 and $5.2, respectively, and for the six months ended June 30, 2014 and 2013 were $8.9 and $12.6, respectively. Dividends paid in the first six months of 2013 included $1.8 paid by a majority owned subsidiary to its minority shareholder. On July 17, 2014, the Board of Directors declared a $0.25 per common share cash dividend, payable on August 25, 2014 to shareholders of record as of August 11, 2014.
Stock split
On July 17, 2014, the Board of Directors declared a 2-for-1 split on our common stock in the form of a stock dividend. The stock dividend will be distributed on September 17, 2014 to shareholders of record as of the close of business on September 2, 2014. Shareholders on the record date will be entitled to receive one additional share for every share they own on that date. Common shares outstanding, giving retroactive effect to the stock split at June 30, 2014 and December 31, 2013, would be approximately 71,800,000 and 71,000,000, respectively.
Net cash provided by (used in) discontinued operations
Net cash provided by operating activities of discontinued operations for the first six months of 2014 was $0.3, compared to net cash used of $63.4 for the first six months of 2013. For 2013, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the period. Net increases to working capital reduced cash by approximately $86.6 in the first six months of 2013.
Net cash provided by investing activities of discontinued operations was $0.0 for the first six months of 2014, compared to $1,010.6 in 2013. In April 2013, we sold our former Coasting Resins segment and received cash proceeds of $998.8 net of related transactions costs. Capital expenditures related to discontinued operations for the first six months of 2013 were approximately $3.2. Also in the first half of 2013, we received proceeds of $15.0 related to collection of a note receivable from the sale of our former Building Block Chemicals business.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. Under the terms of the Facility, in June 2014, we extended the term of the Facility one year to June 28, 2019. We have no borrowings outstanding under the Revolving Credit Facility as of June 30, 2014. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At June 30, 2014, $400.0 of the Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. Our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions for our growth product lines. In addition, if available at a reasonable price, we will buy back our public debt. Finally, we will continue to return cash to shareholders through dividends and excess cash through share repurchases.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in Item 1, “BUSINESS” in our 2013 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is made to Note 11 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $11.1 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2014 OUTLOOK
In our July 17, 2014 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2014 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward-Looking Statements.”
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
Interest Rate Risk: At June 30, 2014, our outstanding borrowings consisted of $716.3 of long-term fixed rate debt. Our long-term debt had a carrying and face value of $716.3 and $723.7, respectively, and a fair value of approximately $755.9.
There was no variable rate debt outstanding as of June 30, 2014.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
At June 30, 2014, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $259.2. The fair value of currency contracts, based on forward exchange rates at June 30, 2014, was approximately $0.1. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2014 would decrease by approximately $25.8. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein, and in Note 12 of Notes to Consolidated Financial Statements contained in our 2013 Annual Report on Form 10-K.

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 38 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer
July 21, 2014

Exhibit Index	Description

3.2	By-laws, as amended through July 17, 2014 (incorporated by reference to Exhibit 3.2 to Cytec’s current report on Form 8-K, dated July 18, 2014).

10.1	Offer Letter, dated June 20, 2014, between the Company and Daniel G. Darazsdi (incorporated by reference to Exhibit 10.2(q) to Cytec’s current report on Form 8-K dated June 25, 2014).

10.2
Form of Restricted Stock Award, between the Company and Daniel G. Darazsdi for grant to new executive officer (incorporated by reference to Exhibit 10.2(r) to Cytec’s current report on Form 8-K dated June 25, 2014).

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2014 and 2013

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.