Form 10-K
period 2014-12-31
CYTEC INDUSTRIES INC/DE/
filed 2015-02-24
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2014 the aggregate market value of common stock held by non-affiliates was $3,750,165,164 based on the closing price ($52.71 per share following the September 2014 stock split) of such stock on such date.
There were 71,281,616 shares of common stock outstanding on February 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Cytec’s Proxy Statement for 2015 Annual Meeting of Common Stockholders, to be held on April 16, 2015	Part III

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
AVAILABLE INFORMATION
We maintain a website that contains various information about our Company and products. It is accessible at www.Cytec.com. Through our website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934.

PART I
(Currencies in millions, except per share amounts)
Item 1.
BUSINESS
Overview
We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. Our strategy is to develop a robust, sustainable portfolio of businesses that provide sales and earnings growth and minimum operating margins of 10%, and to improve our return on assets by investing in and expanding our growth platforms while selectively monetizing or exiting non-strategic or under-performing businesses. We have been active in our portfolio realignment in recent years. In July 2012, we acquired Umeco plc (“Umeco”), a provider of advanced composites and process materials to the aerospace and industrial markets. Also in July 2012, we divested our pressure sensitive adhesives (“PSA”) product line. In April 2013, we completed the sale of our Coating Resins (“Coatings”) business to Advent International (“Advent”). The amounts and percentages included in this document exclude our discontinued operations, except where noted. We had net sales from continuing operations of $2,007.7 and earnings from operations of $233.7 in 2014. We operate on a global basis with 48% of our 2014 revenues in North America, 31% in Europe, Middle East, and Africa, 12% in Asia-Pacific, and 9% in Latin America. We have manufacturing and research facilities located in 11 countries. Cytec was incorporated as an independent public company in December 1993.
Segments
We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes.
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling, and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives, and formulated resins.
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

•
Provide a culture that challenges, engages, and rewards our employees. We know that progress and growth depend on every employee taking responsibility, being creative, and contributing to our overall successful performance. We strive to have our employees challenged and to enjoy success as we continue to build a stronger Cytec. As part of this process, employees have opportunities to embark on career paths geared towards advancement in various areas of our organization. Our goal is to attract, retain and develop employees to their highest potential and be recognized as a global employer of choice.

•
Universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end, we focus on our new product pipeline and delivering value-added products to our customers every year. In 2014, we continued to invest in our growth platforms (i.e., Aerospace Materials, Industrial Materials, and In Process Separation).

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
We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques such as Six Sigma® (a trademark of Motorola Inc.) and lean manufacturing to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes. We continuously review our operational footprint versus current and projected market demand and accordingly, from time to time, we may also expand, shutdown parts of, or close certain manufacturing or research facilities.
Our management team regularly reviews our product line portfolio in terms of strategic fit and capital allocation based on financial performance, which includes factors such as growth, profitability, and return on invested capital. From time to time, we may also dispose of or withdraw certain product lines. We may also acquire additional product lines or technologies. We conduct regular reviews of our plant sites’ cost effectiveness, including individual facilities within such sites, to ensure our long-term competitiveness.
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
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our metal extraction product (“MEP”) line of our In Process Separation segment by approximately 15%, and provides the ability to further expand production at the site. We completed the capabilities and upgrading project of the acquired plant to meet appropriate safety and operating standards, and began production of our mining chemical products in the fourth quarter of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. See Note 2 of Notes to Consolidated Financial Statements for further details.
Discontinued Operations and Dispositions
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coatings business to Advent, a global private equity firm, for a total value of $1,133.0, including assumed liabilities of $118.0, resulting in a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale remains subject to final working capital and other customary adjustments. After-tax earnings from operations of the discontinued business for the years ended December 31, 2013 and 2012 were $31.6 and $117.4, respectively.
In connection with the sale of Coatings to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. In 2014, we recorded after-tax charges of $1.0 related to certain of these tax liabilities. Additionally, in 2014, we recorded a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions, offset by after-tax charges of approximately $3.6 for purchase price and working capital adjustments and charges of $0.6 to true up the tax expense related to the divestiture.

Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coatings business to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. In 2012, we received cash consideration of $112.8 from the sale and recorded an after-tax gain on the sale of $8.6, which is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income. In 2012, we also recorded cumulative after-tax charges of $24.7 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is also included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
The results of operations of the former Coatings business are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. The results of the PSA product line are included in discontinued operations up through its sale on July 31, 2012. All previously reported financial information has been revised to conform to the current presentation.
Sale of the Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. In 2014, we recorded an after-tax benefit of $0.2 related to final purchase price and settlement of final working capital adjustments. These amounts are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.
The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Former Umeco entities divested prior to our acquisition
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2014.
SEGMENT INFORMATION
Revenues from external customers, earnings from operations, and total assets for each of our four reportable segments can be found in Note 18 of Notes to Consolidated Financial Statements.
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
We are a major supplier for military fixed wing programs, such as the F-35 Joint Strike Fighter and F-18 fighter jet programs, where advanced composites generally account for a higher percentage of structural weight. Newer commercial aircraft, such as the Boeing 787 Dreamliner, the Airbus A350, and Bombardier’s CSeries, are included in the programs to which we supply advanced composites and structural adhesives. These aircraft have adopted a higher percentage of advanced composites to deliver greater fuel efficiency. We are also a leading supplier for the business and regional jet market, supporting new programs such as the HondaJet aircraft, and for the emerging aerospace markets in China, UAE and Russia. Another important composites application is aircraft engines, where we are supplying resin systems for the fan blades and containment cases to the new LEAP-1 engines program. These engines are an option for Airbus’s A320neo program, are available on Boeing’s 737MAX and have been selected for the C919 program, COMAC’s new single-aisle commercial jet. We expect the demand for advanced composites, structural adhesives, and carbon fiber reinforcement to increase as new aerospace programs and applications are designed, developed, and introduced.
Advanced Composites, Structural Adhesives, and Carbon Fibers
Advanced composites are exceptionally strong and lightweight materials (prepregs and resin infusion systems) we manufacture from high performance fibers (like carbon fiber) with epoxy, bismaleimide, phenolic, polyimide, and other resins formulated or purchased by us.
Our customers use composites for primary structural aircraft applications such as wing, tail and rudder assemblies, engine fan blades and housings and fuselage components. Composites are also used for secondary structural applications such as fairings, movable surfaces, and aircraft interiors. Standard modulus carbon fibers are used largely for secondary structure composites, while intermediate modulus fibers are used for primary structure composites. Ablatives are used for rocket nozzles and launch components and our carbon/carbon products to make aircraft and other high-performance brakes.
Structural and film adhesives are used for bonding and surfacing both metal and composite aircraft components. We also manufacture specialty adhesive forms for complex composites assemblies, such as honeycomb and sandwich structures and special surfacing films to provide aircraft lightning strike protection. We manufacture and sell various high-performance grades of standard modulus polyacrylonitrile (“PAN”) type and pitch type carbon fibers used as a reinforcement material for aerospace and other extreme-demand and high-performance composites. Carbon fiber has many advantageous characteristics in the manufacture of advanced composites, such as lightweight properties, high strength, long fatigue life and enhanced heat and corrosion resistance. We utilize approximately 88% of our carbon fiber production internally (which represents approximately 42% of our demand for carbon fiber) and sell the balance to third parties. We purchase all of the aramid, glass and intermediate modulus carbon fibers and base resins and a portion of the standard modulus carbon fibers used to manufacture our composites from third parties.
We have mechanically completed the expansion of our standard modulus carbon fiber line in South Carolina and are in the process of qualifying the material with customers. Once fully qualified and commercially operating, the new production line will double our capacity for PAN carbon fiber. We expect the project to cost $324.0 on completion, of which $303.5 has been spent as of December 31, 2014, and expect the project to be completed and qualified for aerospace applications in 2016.
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
In Industrial Materials, we market our products through a direct sales force for the structural materials and process materials product lines. In certain regions globally, both the structural materials and the process materials product lines use agents to market products to our customers. We employ a specialized technical service organization and a customer support team to enable Industrial Materials to create value for our customers.

Structural Materials
Our structural materials product line includes the development, manufacturing, and supply of advanced composite materials for a diverse range of industries such as motorsports, automotive, defense, rail, tooling, recreation, alternative energy, and other markets. We have manufacturing operations in the U.K. and U.S., and distribute our products worldwide. Our customers for this product line include Formula 1 teams, manufacturers of high performance supercars, other automotive original equipment manufacturers (OEMs), Boeing, Airbus, and key players in the other markets we serve.
Process Materials
Our process materials product line includes the development, manufacture, and supply of vacuum bagging and other process materials to the composites industry and other markets, providing a wide range of materials and technical support to a growing number of international customers. We have manufacturing operations in Italy and France, and value-added distribution facilities in the U.K. and U.S. We have a global distribution network, and our customers for this product line include Airbus, Boeing, and manufacturers of wind turbine blades.
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
Mining Chemicals
Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have a leading position in the base metal processing industry, particularly in the flotation and solvent extraction of copper and associated metals. Our phosphine-based mining chemical products are used primarily in the flotation of complex sulfide ores and the solvent extraction of cobalt/nickel. We also have a leading position in the alumina processing industry, where our HxPAMs are particularly effective at the flocculation of “red mud” and our patented MaxHT® antiscalant is sold for suppressing sodalite scale formation. Demand for mining chemicals varies mostly with industry conditions such as global production and inventory levels with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications. Our expectation is that demand for our specialty and new products will continue to grow which may require us to make capital investments in new capacity over the next several years. The previously discussed acquisition of the SOIL assets will increase Cytec’s global capacity for its metal extraction product line by approximately 15% and provide the ability to further expand production at the site. We recently completed upgrades to the acquired SOIL assets’ manufacturing capacity, which will expand our global manufacturing footprint for the In Process Separation business, providing us with a more direct supply chain line to better serve our mining customers in Africa and the Asia Pacific region.
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
To help meet projected higher demand levels for phosphine products, we recently completed the expansion of our plant in Canada for commercial production at a total project cost of approximately $160.0.

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
Polymer Additives
We are a global supplier to the plastics industry of specialty additives, which protect plastics from the ultraviolet radiation of sunlight and from oxidation. We seek to enhance our position with new products based on proprietary chemistries combined with our technical support. In certain cases, we use a combination of additives to achieve a level of efficiency not previously achieved in polymer applications.
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
Associated Company
As part of the Umeco transaction, we acquired a 51% interest in Shanghai Umeco Composites Co. Ltd, which made products used in our process materials product line of our Industrial Materials segment. In July 2013, in agreement with our joint venture partner, we decided to exit and shutdown the joint venture in China. The decision resulted in an after-tax charge of approximately $3.2 in 2013, which is included in Other (expense) income, net on the consolidated statements of income in 2013. Since the entity did not satisfy the characteristics of a variable interest entity, and the minority interest holder had rights that allowed them to participate in certain significant decisions expected to be made in the ordinary course of business, we accounted for this joint venture using the equity method of accounting. Our portion of the joint venture’s results of operations is included in Other (expense) income, net in our consolidated statements of income prior to its liquidation, which occurred in the first quarter of 2014.
Competition
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger, have greater financial resources, or are more vertically integrated. As a result, these competitors may be able to offer better supply security to end customers and better able to withstand a change in conditions within the industries in which we operate, changes in the prices of raw materials without increasing their prices, or a change in the economy as a whole. To compete effectively over the long term, we believe we may need to secure alternate access to cost competitive intermediate modulus carbon fibers for primary structure aerospace applications and large tow carbon fibers for automotive and industrial applications.
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
Customers and Suppliers
Approximately 21%, 20%, and 19% of our 2014, 2013 and 2012 net sales, respectively, were to Boeing and its subcontractors, of which 20%, 20%, and 18% related to our Aerospace Materials segment, and 1%, 0%, and 1% related to our Industrial Materials segment. A summary of various long-term customer supply agreements is disclosed under “Commitments” in Note 12 of Notes to Consolidated Financial Statements.
A number of our customers operate in cyclical industries such as the automotive and construction industries, and in the somewhat less cyclical aerospace and mining industries. This in turn, causes demand for our products to also be cyclical.
Key raw materials for the Aerospace Materials and Industrial Materials segments are carbon fiber and various resins. Key raw materials for the In Process Separation and Additive Technologies segments are propylene derivatives such as acrylic acid, oxo-alcohols, nonylphenol, maleic anhydride, and natural gas for energy. These are typically available although we have experienced tight markets for certain raw materials from time to time.
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
International
We operate on a global basis, with manufacturing and research facilities located in 11 countries. Through our sales forces, third-party distributors and agents, we market our products internationally. Geographical information is contained in Note 18 of Notes to Consolidated Financial Statements.
International operations are subject to various risks, which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in exchange rates could have a major impact on our reported revenues, which are reported in U.S. dollars. In 2014, approximately 55% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S., which tend to offset some of the impact on earnings. Accordingly, changes in exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation favorably impacted our sales by approximately $0.8 and favorably impacted our income from operations for the year ended December 31, 2014 by approximately $1.8, respectively, as compared to fiscal 2013. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance. See Note 18 of Notes to Consolidated Financial Statements for further discussion on geographical information.
Research and Process Development
During 2014, 2013 and 2012, we invested $56.8, $49.0, and $54.0, respectively, into research and process development.
Trademarks and Patents
We have approximately 1,100 granted patents and 1,200 pending applications in various countries around the world. We also have trademark applications and registrations for approximately 140 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.
Employees
We employ approximately 4,600 employees of whom about 37% are represented by unions. We believe that our relations with employees and unions are generally good.
Operating Risks
Our revenues are largely dependent on the continued operation of our various facilities. There are many risks involved in operating our facilities, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies, and potential terrorist attack. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.
Our operations are also subject to various hazardous incidents related to the production of industrial chemicals and aerospace materials. These include the use, handling, processing, testing, storage, and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage, off-site impacts, and suspension of operations. Claims arising from any future catastrophic occurrence at one of our locations may result in Cytec being named as a defendant in lawsuits asserting potentially large claims.
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
In particular, under various laws in the U.S. and certain other countries in which we operate, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the existing or former facility and nearby areas. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, under various laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released. The costs of removal, remediation, or corrective action may be substantial. The presence of hazardous materials in the environment at any of our facilities, or the failure to abate such materials promptly or properly, may adversely affect our ability to operate such facilities. Certain of these laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for such costs is retroactive, strict, and joint and several.
We are required to comply with laws that govern the emission of pollutants to the ground, waters and the atmosphere and with laws that govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. We are also subject to laws that regulate the manufacture, processing, and distribution of chemical substances and mixtures, as well as the transportation and disposition of certain hazardous and non-hazardous substances. In addition, certain laws govern the abatement, removal, and disposal of asbestos-containing materials and heavy metal-containing substances, the maintenance and related containment of aboveground storage tanks, the integrity of underground storage tanks, as well as equipment, which contains or is contaminated by polychlorinated biphenyls. The costs of compliance with such laws and related regulations may be substantial, and regulatory standards tend to evolve towards more stringent requirements. These requirements might, from time to time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of our facilities could result in substantial civil penalties or our inability to operate all or part of the facility, or our ability to produce and subsequently sell certain products.
Global warming could have an adverse impact on our operations, particularly in hurricane prone or low-lying areas near the ocean. At this time, we are not able to speculate as to the potential timing or impact from global warming, however we believe we currently have adequate insurance coverage related to natural disasters at our sites. There are several initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming. Some of these initiatives, if made effective, could have a direct adverse impact on our operations or an indirect adverse impact by affecting our suppliers or customers. The U.S. Environmental Protection Agency (“EPA”) regulates the registry of greenhouse gas emissions for certain facilities. Currently, we have one site that is required to report such emissions under the EPA climate registry rule. We do not expect this regulation to have a significant impact from a cost or operations perspective, as we already have systems in place to measure and report our emissions. We continue to monitor proposed legislation and regulation and its impact.
Further discussion of environmental matters is in Note 12 of Notes to Consolidated Financial Statements.
The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation in the European Union requires manufacturers and importers of certain chemicals to register such chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. All Tier I covered substances were registered as of the November 30, 2010 deadline and all Tier II substances were registered by May 2013. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation, and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2014, 2013 and 2012 and we do not expect to incur significant costs in 2015. The overall cost of compliance until the May 2018 final deadline for phase-in substances could be substantial, although at this time we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.
RISK FACTORS
The risk factors described below should be considered together with information included elsewhere in this Annual Report, including, but not limited to, the discussion under “Comments on Forward-Looking Statements” in the section preceding Part I, and discussions of the business included in Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis.”

•	Our successful and timely completion of major capital projects involves a number of risks.
We have limited capacity available for future growth in several important product lines. We have ongoing capital projects to complete and/or qualify in an effort to expand capacity for future growth. A protracted late start or failure to successfully startup any of these expansion projects whether due to construction delays, permitting issues or otherwise, could lead to reduced revenue and growth opportunities, potential contractual penalties for failures to meet customer requirements and/or potential loss of market share. In addition, any unanticipated problems, expenses or additional capital required to complete any of these projects or reduction in demand for products produced at these sites could lead to reduced profitability or returns to the applicable business segment and overall company.

•	Uses of Cash
We have generated a significant amount of cash in recent years. Our uses of cash are as follows: investment in the typical maintenance of business capital spending projects; expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines; bolt-on acquisitions for our growth product lines; return of excess cash to shareholders through share repurchases and dividends; and debt repurchases, if available at a reasonable price. The use of cash for capacity expansions or bolt-on acquisitions requires the use of significant estimates by management on future revenues and costs. If the actual results for revenues are materially less or costs are materially higher than the estimates made by management, it would reduce the returns on the use of the cash employed and future cash generation.

•	Restructuring charges, goodwill impairment, acquisition intangible impairment, or other asset impairment charges may affect our results of operations in the future.
Management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring, or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $1.0 in 2014, $6.9 in 2013, and $21.2 in 2012, principally related to employee severance and asset impairments. See Note 4 of Notes to Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.
We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. In total, we had goodwill of $508.8 and acquisition intangibles with a net carrying value of $141.6 at December 31, 2014. See “Significant Accounting Estimates / Critical Accounting Policies” under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion on our goodwill impairment testing.

•
Loss of certain significant customers, such as Boeing and its subcontractors, or reductions of sales from certain programs from customers, such as the Boeing 787 program or Lockheed Martin Joint Strike Fighter, may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

Approximately 21%, 20%, and 19% of our 2014, 2013 and 2012 net sales, respectively, were to Boeing and its subcontractors, of which 20%, 20%, and 18% related to our Aerospace Materials segment, and 1%, 0%, and 1% related to our Industrial Materials segment. The loss of Boeing as a customer, or a reduction in volumes sold to them, whether it is caused by a work stoppage or other disruption, could adversely affect our results of operations until such business is replaced or the disruption ends. In addition, where we are the sole supplier for a significant customer or market, disruptions, or delays in our ability to supply may result in the customer seeking or qualifying alternative suppliers. A summary of various long-term customer supply agreements is disclosed under “Commitments” in Note 12 of Notes to Consolidated Financial Statements.

•	Some of the markets in which we operate have experienced business cycles and downturns and deterioration in any such cyclical markets could adversely affect our revenue and financial condition.
Reductions in aerospace or defense spending could result in a decline in our net sales, which could adversely affect our revenue and financial condition. A number of our customers operate in cyclical industries such as the automotive, construction, and mining industries. This in turn, causes demand for our products in these markets to also be cyclical.

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
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger, have greater financial resources, or are more vertically integrated. As a result, these competitors may be able to offer better supply security to end customers and better able to withstand a change in conditions within the industries in which we operate, changes in the prices of raw materials without increasing their prices, or a change in the economy as a whole. To compete effectively over the long term, we believe we may need to secure alternate access to cost competitive intermediate modulus carbon fibers for primary structure aerospace applications and large tow carbon fibers for automotive and industrial applications.
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

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in exchange rates could have a major impact on our reported revenues, which are reported in U.S. dollars. In 2014, approximately 55% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S., which tend to offset some of the impact on earnings. Accordingly, changes in exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in exchange rates on our results of operations or cash flows. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance. See Note 18 of Notes to Consolidated Financial Statements for further discussion on geographical information.

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

•	Our facilities are subject to operating risks that may adversely affect our operations.
Our revenues are largely dependent on the continued operation of our various facilities. There are many risks involved in operating our facilities, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies, and potential terrorist attack. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.
Our operations are also subject to various hazards incident to the production of industrial chemicals. These include the use, handling, processing, storage, and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of our locations may result in Cytec being named as a defendant in lawsuits asserting potentially large claims.

•	We are subject to significant environmental and product regulatory expenses and risks.
We are subject to various laws and regulations which impose stringent requirements for the control and abatement of pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.
In particular, under various laws in the U.S. and certain other countries in which we operate, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility and nearby areas. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, under various laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released. The costs of removal, remediation, or corrective action may be substantial. The presence of hazardous materials in the environment at any of our facilities, or the failure to abate such materials promptly or properly, may adversely affect our ability to operate such facilities. Certain of these laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for such costs is retroactive, strict, and joint and several.
We are required to comply with laws that govern the emission of pollutants into the ground, waters and the atmosphere and with laws that govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. We are also subject to laws that regulate the manufacture, processing, and distribution of chemical substances and mixtures, as well as the transportation and disposition of certain hazardous and non-hazardous substances. In addition, certain laws govern the abatement, removal, and disposal of asbestos-containing materials and heavy metal-containing substances, the maintenance and related containment of aboveground storage tanks, the integrity of underground storage tanks, as well as equipment, which contains or is contaminated by polychlorinated biphenyls. The costs of compliance with such laws and related regulations may be substantial, and regulatory standards tend to evolve towards more stringent requirements. These requirements might, from time to time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of our facilities could result in substantial civil penalties or our inability to operate all or part of the facility, or our ability to produce and subsequently sell certain products.
Global warming could have an adverse impact on our operations, particularly in hurricane prone or low-lying areas near the ocean. Initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming, if made effective, could have a direct adverse impact on our operations or an indirect adverse impact by affecting our suppliers or customers.
Further discussion of environmental matters is in Note 12 of Notes to Consolidated Financial Statements.

•	We are subject to significant litigation expense and risk.
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters. While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that we believe will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations or cash flows in any one accounting period. See “Item 3. LEGAL PROCEEDINGS” for further details.

•
Our past and future acquisitions, joint ventures, alliances, and divestitures may not achieve the anticipated synergies and benefits, which may have a material adverse effect on our business, financial position, and results of operations and could cause the market price of our common stock to decline.

We have acquired and divested businesses and product lines and entered into joint ventures and alliances in the past and plan to pursue such activities in the future. Our growth may be limited by our ability to identify appropriate acquisition, joint venture and alliance targets and our available cash and borrowing capacity to pursue such activities. The costs incurred in completing acquisitions and participating in joint ventures and alliances as well as the time it takes to integrate acquisitions could result in unanticipated expenses and losses.
If we are unable to successfully integrate an acquisition into our business in an efficient and effective manner, or at all, we could fail to realize all of the anticipated benefits of the acquisition, such as increased revenue, cost savings, synergies and growth opportunities, within the anticipated time frame or at all. The integration process could disrupt our business and an unsuccessful integration could have a material adverse effect on our business, financial position, and results of operations. In addition, the integration could result in unanticipated problems, expenses, liabilities, competitive responses and diversion of management’s attention and may cause the market price of our common stock to decline.
Due to the nature of joint venture and alliances, we may share control with unaffiliated parties or entities. The joint venture or alliance may not operate or perform as anticipated if the unaffiliated parties do not fulfill their obligations or if the parties to the joint venture or alliance do not agree on key decisions or plans which could have a material adverse effect on our business, financial results and results of operations.
If we fail to successfully complete divestitures of businesses or product lines and realize the intended benefits of such divestitures, such failures could have a material adverse effect on our financial results and results of operations.

The final price and net gain or loss on the sale of the Coatings business and the acquisition of our metal extraction product (“MEP”) manufacturing facility in Nagpur, India are subject to final working capital and other customary adjustments. While we believe we have adequately accounted for all aspects of the sale of these businesses, there is a possibility that certain expenses or adjustments to working capital, environmental, tax or other matters may arise which could have a material effect on our results of operations, financial position, and cash flows.

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
We are subject to cyber-security risks primarily related to breaches of security pertaining to unauthorized access and loss of our proprietary data and intellectual property due to attack by hackers, breaches, employee error, or malfeasance. In addition, our information technology (“IT”) systems are vulnerable to damage from power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft or loss of our, or our customers’, intellectual property or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information or intellectual property, it could lead to claims against us, affect our relationships with our customers, cause damage to our reputation, reduce the effectiveness and efficiency of operations, interfere with regulatory compliance, and ultimately harm our business. To protect against these risks, we follow industry standard practices for employing security solutions to minimize the potential of unauthorized access or malicious activity impacting our company’s systems and data. We also engage third party consultants from time to time to assess our security systems to ensure our security solutions are operating effectively. While we will continue to implement such protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

•	Legislation and regulations may affect our business and results of operations.
Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our fiscal 2014, 2013 or 2012 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, financial condition or results of operations, including in ways that cannot yet be foreseen.
We have contracts, activities and operations domestically and internationally which are subject to United States and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act (and similar foreign anti-corruption and anti-bribery laws), False Claims Act, regulations relating to import and export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions and the anti-boycott provisions of the United States Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot be certain that we will always be in compliance with these laws and regulations. Any determination that we or our sales representatives or consultants failed to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and fines and, in extreme cases, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

•	A downturn in global economic conditions may adversely impact our customers, our suppliers, and ultimately, our results of operations and cash flows, our credit ratings, and our ability to grow.
A lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us, and/or their viability. We attempt to mitigate the risks associated with extending credit to our customers by maintaining detailed credit procedures and routinely updating customer credit limits. It is possible that these procedures will not fully mitigate customer collectability risk. Our results of operations in 2014 and 2013 were not significantly impacted by the inability of our customers to pay. However, the risks associated with extending credit to our customers could increase if global economic conditions or the financial viability of our customers worsen.
Additionally, our suppliers could be impacted by a downturn in global economic conditions in many of the same ways that such conditions would impact us. If economic conditions deteriorate or the financial viability of our suppliers worsens, our suppliers may not be able to meet their raw material commitments to us, could request shortened payment terms, or could reduce or in extreme cases eliminate the amount of credit they extend to us. Our operations in 2014 and 2013 were not significantly impacted by these factors due to the diversity of our supplier base and our materials sourcing strategies. However, it is possible that such procedures and strategy may not completely eliminate these risks.
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

•	Changes to certain assumptions for our pension and postretirement plans could adversely affect our operating results and liquidity.
Earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. Pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Our pension expense and funding requirements may also be affected by our actual return on plan assets, and by legislation and other government regulatory actions. Changes in assumptions, laws, or regulations could lead to variability in operating results and could have an adverse impact on liquidity.

•	Risks related to new product development.
Our ability to compete successfully and grow our business depends in part on our ability to continue to identify, develop, and commercialize new and innovative specialty chemicals and materials and new applications for such technology for our current and new markets and obtain and protect our intellectual property rights in such developments. Failure or delays in such the foregoing could have a material adverse effect on our business.
Item 1B.
UNRESOLVED STAFF COMMENTS
None.
Item 2.
PROPERTIES
We operate manufacturing and research facilities in 11 countries. Capital spending for our continuing operations for the years ended December 31, 2014, 2013 and 2012 was $220.8, $304.9, and $145.3, respectively. Capital spending in 2014 and 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, including the carbon fiber expansion project and expansion of our phosphine plant in Canada for our In Process Separation segment.

Our capital expenditures are intended to provide increased capacity, improve the efficiency of production units, improve the quality of our products, modernize or replace older facilities, or install equipment for the protection of employees, neighboring communities, and the environment.
Our manufacturing and research facilities and the segments served by each such facility for our continuing operations are as follows:

FACILITY	SEGMENTS SERVED
Anaheim, California	Aerospace Materials
Antofagasta, Chile	In Process Separation
Atequiza, Mexico	In Process Separation
Belmont (Willow Island), West Virginia	Additive Technologies; In Process Separation
D’Aircraft (Anaheim), California	Aerospace Materials; Industrial Materials
Greenville, South Carolina	Aerospace Materials; Industrial Materials
Greenville, Texas	Aerospace Materials
Havre de Grace, Maryland	Aerospace Materials; Industrial Materials
Heanor, U.K. (2)	Industrial Materials; Aerospace Materials
Kalamazoo, Michigan	Aerospace Materials
Manchester, U.K.	Industrial Materials; Aerospace Materials
Mondovi, Italy	Industrial Materials
Mount Pleasant, Tennessee	In Process Separation; Additive Technologies
Nagpur, India	In Process Separation
Niagara Falls, Canada	In Process Separation
Oestringen, Germany	Aerospace Materials
Olean, New York	Additive Technologies
Orange, California	Aerospace Materials
Rayong, Thailand	In Process Separation
Rock Hill, South Carolina	Aerospace Materials; Industrial Materials
Saint-Jean, France (2)	Industrial Materials
Santa Fe Springs, California (1)	Industrial Materials
Shanghai, China (2)	Aerospace Materials; Additive Technologies
Stamford, Connecticut (1)	In Process Separation; Additive Technologies
Sumner, Washington (1)	Industrial Materials
Tulsa, Oklahoma	Aerospace Materials; Industrial Materials
West Yorkshire, U.K. (2)	Industrial Materials
Winona, Minnesota	Aerospace Materials; Industrial Materials
Wrexham, U. K.	Aerospace Materials

(1)	These facilities have long-term leases and/or operating agreements.

(2)	These facilities consist of both buildings that are owned and buildings that are leased.
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

PART II
(Currencies in millions, except per share amounts)
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our stock is listed on the New York Stock Exchange. On February 10, 2015, there were approximately 4,026 registered holders of our Common Stock.
The high and low stock prices and declared dividends per share for each quarter, adjusted for the 2-for-1 stock split in 2014, were:

	1Q	2Q	3Q	4Q
2014
High	$48.91	$52.91	$54.63	$49.90
Low	$43.79	$46.77	$46.90	$42.17
Dividends	$0.063	$0.063	$0.125	$0.125
2013
High	$39.33	$38.75	$40.83	$46.86
Low	$35.03	$34.25	$36.70	$40.30
Dividends	$0.063	$0.063	$0.063	$0.063
On January 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2015, to stockholders of record as of February 10, 2015.
During the quarter and year ended December 31, 2014, we repurchased 1,076,179 shares of common stock for $50.0 under our stock buyback program. As of December 31, 2014, approximately $150.0 remained available from the $200.0 authorization announced on October 16, 2014. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion, subject to market conditions.
The following information describes the Company’s stock repurchases during the three months ended December 31, 2014.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 - October 31, 2014	730,179	$45.79	730,179	$166.5
November 1 - November 30, 2014	346,000	$47.90	346,000	$150.0
December 1 - December 31, 2014	—	—	—	$150.0
During the year ended December 31, 2013, we repurchased 20,349,510 shares of common stock for $750.1 under our stock buyback program. During 2012, we repurchased 2,910,222 shares of common stock for $99.9 under our stock buyback program.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information relating to our equity compensation plans.

Performance Graph
The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2009, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2014.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31 2009 with dividends reinvested
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Cytec Industries Inc.
S&P 500
Russell 2000
S&P Specialty Chemicals
S&P Aerospace & Defense Select Industry

	Dec-2009	Dec-2010	Dec-2011	Dec-2012	Dec-2013	Dec-2014
Cytec Industries Inc.	$100	$146	$124	$193	$262	$262
S&P 500	$100	$115	$117	$136	$180	$205
Russell 2000 (1)	$100	$127	$122	$141	$196	$206
S&P Specialty Chemicals	$100	$123	$130	$183	$249	$305
S&P Aerospace & Defense Select Industry (1)	$100	$121	$124	$146	$233	$259
Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright© 2014 Russell Investment Group. All rights reserved.

(1)
Upon completion of our portfolio transformation with the sale of Coatings in 2013, we believe these new indexes better reflect our updated peer groups and align with our reshaped portfolio focused on our core growth businesses comprised of advanced materials and separation technologies.

Item 6.
SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY

	2014		2013		2012		2011		2010
Statements of income data:
Net sales	$2,007.7		$1,935.0		$1,708.1		$1,415.9		$1,223.4
Earnings from operations	$233.7	(1)	$309.4	(3)	$132.2	(5)	$107.8	(7)	$76.3	(9)
Earnings from continuing operations	$144.1	(2)	$171.7	(4)	$75.7	(6)	$57.5	(8)	$45.0	(10)
Earnings from discontinued operations, net of taxes	9.7		1.8		99.2		128.4		109.7
Net earnings attributable to Cytec Industries Inc.	$153.8		$173.5		$174.9		$185.9		$154.7
Basic net earnings per share attributable to Cytec Industries Inc.:
Earnings per share from continuing operations	$2.00		$2.18		$0.82		$0.59		$0.46
Earnings per share from discontinued operations, net of taxes	0.13		0.02		1.08		1.33		1.11
Net earnings per share attributable to Cytec Industries Inc.	$2.13		$2.20		$1.90		$1.92		$1.57
Diluted net earnings per share attributable to Cytec Industries Inc.:
Earnings per share from continuing operations	$1.96		$2.14		$0.81		$0.59		$0.45
Earnings per share from discontinued operations, net of taxes	0.13		0.02		1.06		1.31		1.10
Net earnings per share attributable to Cytec Industries Inc.	$2.09		$2.16		$1.87		$1.90		$1.55
Cash dividends declared and paid per common share	$0.375		$0.250		$0.250		$0.250		$0.025
Balance sheet data:
Total assets	$2,767.2		$2,680.5		$3,924.2		$3,543.5		$3,678.5
Long-term debt	$741.7		$716.2		$567.4		$635.9		$641.5

(1)
Includes a net pre-tax charge of $80.2 ($51.8 after-tax) for pension mark-to-market (“MTM”) adjustments, consisting of the 2014 fourth quarter MTM adjustments and the portion deferred in inventory from the fourth quarter 2013 MTM adjustment, costs of $5.7 ($3.6 after tax) in connection with a lockout of employees at one of our plants, and net restructuring charges of $1.0 ($0.9 after tax) related to adjustments to our 2013 and 2012 initiatives.

(2)
In addition to items in Note (1) above, includes pre-tax charges of $22.7 ($14.9 after-tax) on the early redemption of debt during the year and pre-tax charges of $2.8 ($1.9 after tax) related to environmental costs at inactive sites.

(3)
Includes a net pre-tax benefit of $27.4 ($16.4 after-tax) for pension MTM adjustments, consisting of the 2013 fourth quarter MTM adjustments, the portion deferred in inventory from the fourth quarter 2012 MTM, and the second quarter 2013 MTM adjustment triggered by the curtailment of pension plans related to the divestiture of the former Coatings business on April 3, 2013. Also included in 2013 are pre-tax charges of $6.9 ($5.6 after-tax) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, charges of $3.0 ($3.0 after-tax) for the write down of certain manufacturing assets in Nagpur, India, and charges of $1.2 ($1.1 after-tax) for costs to divest the Industrial Materials distribution product line.

(4)
In addition to items in Note (3) above, includes pre-tax charges of $39.4 ($24.5 after-tax) on the early redemption of debt during the year, charges of $3.2 ($3.2 after-tax) related to the dissolution of our Process Materials Joint Venture in China, $2.2 ($1.7 after-tax) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and a net income tax benefit of $1.6 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coatings business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.

(5)
Includes net pre-tax charges of $55.5 ($35.9 after-tax) for pension MTM adjustments, consisting of the 2012 fourth quarter MTM adjustments and the portion deferred in inventory from the fourth quarter 2011 MTM adjustment; $21.2 ($14.6 after-tax) for restructuring initiatives primarily related to mitigating continuing costs following the pending sale of our former Coatings business and realign the supporting structure of the acquired Umeco business; pre-tax charge of $16.7 ($10.5 after-tax) for the loss recognized on sale of Stamford facility; charges of $8.4 ($8.2 after-tax) related to the acquisition of Umeco; expense of $5.6 (3.8 after-tax) for Umeco inventory that had been written up to fair value at the acquisition date; and $2.5 ($1.5 after-tax) of accelerated depreciation for our Stamford facility prior to the recognition of the sale in the fourth quarter 2012.

(6)
In addition to items in Note (5) above, includes pre-tax charges of $1.1 ($0.7 after-tax) for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter, and a tax provision of $7.5 related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we could no longer consider permanently reinvested due to the pending sale of Coatings.

(7)
Includes net pre-tax charges of $60.5 ($38.0 after-tax) for pension MTM adjustments, which consists of the 2011 fourth quarter MTM adjustments, an MTM adjustment triggered by the sale of our former Building Block Chemicals business, and the portion deferred in inventory from the fourth quarter 2010 MTM adjustment; net pre-tax charges of $0.8 ($0.5 after-tax) for adjustments of our 2010 and 2009 restructuring initiatives; a pre- tax charge of $0.6 ($0.4 after-tax) primarily related to adjustments to environmental accruals for revised remediation plans to an active site in Europe, $0.7 ($0.4 after-tax) of accelerated depreciation for our Stamford facility sold in September 2011, which was being treated as a financing activity and remained on our books until our environmental remediation was complete and the sale could be recognized, and a pre-tax gain of $3.3 ($2.1 after-tax) on the sale of assets in Bogota, Columbia.

(8)	In addition to items in Note (7) above, includes pre-tax charges of $5.2 ($3.3 after-tax) for environmental accrual adjustments primarily in the U.S. at inactive sites.

(9)
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

(10)
In addition to items in Note (9) above, includes a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $9.7 related to a valuation allowance reversal in two international jurisdictions.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. It is assumed that the reader is familiar with the description of our business and risk factors contained in Part I of this report. Currency amounts are in millions, except per share amounts. Percentages are approximate. Per share amounts for the periods presented below reflect the effects of our September 2014 stock split.
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
We report net sales in four geographic regions: North America, Latin America, Asia/Pacific, and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management’s view of the business. North America consists of the United States (“U.S.”) and Canada. Latin America includes Mexico, Central America, South America, and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.
Increasing selling volumes, geographic expansion, and new product introductions are important factors of our profitability. Selling price changes and raw material cost changes year on year are also important factors of our profitability especially in years of high volatility. See our Segment Results for discussion of the year-to-year impact of these important factors.
Segments
We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes.
As discussed below, the former Coating Resins (“Coatings”) business is reported as discontinued operations for all periods presented, and the acquired Umeco business is reported partly in our Aerospace Materials segment, but mostly in our Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012.
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
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our metal extraction product (“MEP”) line of our In Process Separation segment by approximately 15%, and provides the ability to further expand production at the site. We completed the capabilities and upgrading project of the acquired plant to meet appropriate safety and operating standards, and began production of our mining chemical products in the fourth quarter of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. See Note 2 of Notes to Consolidated Financial Statements for further details.
Discontinued Operations
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coatings business to Advent International (“Advent”), a global private equity firm, for a total value to $1,133.0, including assumed liabilities of $118.0, resulting in a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net gain (loss) on sale of discontinued

operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale remains subject to final working capital and other customary adjustments. After-tax earnings from operations of the discontinued business for the years ended December 31, 2013 and 2012 were $31.6 and $117.4, respectively.
In connection with the sale of Coatings to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. In 2014, we recorded after-tax charges of $1.0 related to certain of these tax liabilities and other tax related adjustments with respect to the divestiture. Additionally, in 2014, we recorded a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions, offset by after-tax charges of approximately $3.6 for purchase price and working capital adjustments and charges of $0.6 to true up the tax expense related to the divestiture.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coatings business to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. In 2012, we received cash consideration of $112.8 from the sale and recorded an after-tax gain on the sale of $8.6, which is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income. In 2012, we also recorded cumulative after-tax charges of $24.7 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is also included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
The results of operations of the former Coatings business are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. The results of the PSA product line are included in discontinued operations up through its sale on July 31, 2012. All previously reported financial information has been revised to conform to the current presentation.
Sale of the Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. In 2014, we recorded an after-tax benefit of $0.2 related to final purchase price and settlement of final working capital adjustments. These amounts are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.
The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Former Umeco entities divested prior to our acquisition
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2014.

RESULTS OF OPERATIONS
The following table sets forth the percentage of net sales of certain items in our consolidated statements of income:

Years ended December 31,	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	69.9	66.3	70.4
Gross profit	30.1	33.7	29.6
Selling and technical services	7.9	7.6	9.0
Research and process development	2.8	2.5	3.2
Administrative and general	7.0	6.5	8.2
Amortization of acquisition intangibles	0.7	0.8	0.5
Net loss on sale of assets	—	—	1.0
Asset impairment charge	—	0.3	—
Earnings from operations	11.6	16.0	7.7
Earnings from continuing operations	7.2	8.9	4.4

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Asia/ Pacific	Europe/ Middle East/ Africa	Total
2014
Aerospace Materials	$626.1	$8.1	$72.3	$293.6	$1,000.1
Industrial Materials	107.5	11.7	15.5	191.1	325.8
In Process Separation	120.9	126.0	80.8	82.8	410.5
Additive Technologies	115.0	24.8	68.0	63.5	271.3
Total	$969.5	$170.6	$236.6	$631.0	$2,007.7
2013
Aerospace Materials	$609.4	$5.5	$66.9	$279.0	$960.8
Industrial Materials	95.4	12.2	11.9	196.8	316.3
In Process Separation	96.1	117.6	96.3	72.7	382.7
Additive Technologies	121.6	23.9	69.1	60.6	275.2
Total	$922.5	$159.2	$244.2	$609.1	$1,935.0
2012
Aerospace Materials	$545.3	$4.4	$58.6	$268.8	$877.1
Industrial Materials	63.3	6.8	6.5	99.8	176.4
In Process Separation	103.5	113.0	85.6	82.1	384.2
Additive Technologies	118.7	22.1	67.6	62.0	270.4
Total	$830.8	$146.3	$218.3	$512.7	$1,708.1
Net sales in the U.S. were $912.8, $865.2, and $782.1, or 45%, 45%, and 46% of total net sales, for 2014, 2013 and 2012, respectively. International net sales were $1,094.9, $1,069.8, and $926.0, or 55%, 55%, and 54% of total net sales, for 2014, 2013 and 2012, respectively.
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives, and formulated resins.

For more information on our segments, refer to Note 18 of Notes to Consolidated Financial Statements and further discussions under “Segment Results” below.

YEAR ENDED DECEMBER 31, 2014, COMPARED WITH YEAR ENDED DECEMBER 31, 2013
Consolidated Results
Net sales for 2014 were $2,007.7, up 4% compared with net sales of $1,935.0 for 2013. Overall selling volumes for our continuing businesses were up 4%, while price increases improved sales by 1%. These increases were partially offset by the impact of the divestiture of the former Industrial Materials distribution product line in July 2013, which resulted in 2014 net sales to be lower by 1%. The impact of changes in exchange rates on sales was minimal. Aerospace Materials net sales increased by 4%, of which 2% was from higher selling volumes and 2% was due to price increases. Overall, net sales for the Industrial Materials segment were up 3%. An 8% decrease as a result of the divestiture of the former distribution product line in July 2013 was more than offset by a 9% increase due to higher sales volume for remaining products. Higher prices increased sales by 1%, and the favorable impact from changes in exchange rates increased sales by 1%. Net sales for In Process Separation increased 7% due mostly to sales volume increases, while Additive Technologies’ net sales were down 1% compared to 2013, as volume increases of 1% were more than offset by price decreases of 2%. For a detailed discussion on sales, refer to “Segment Results” section below.
Manufacturing cost of sales was $1,403.8, or 69.9% of sales, for 2014 compared with $1,283.1, or 66.3% of sales, for 2013. The increase in manufacturing cost of sales of $120.7 compared to 2013 was due mostly to net unfavorable pension and other postemployment benefits (“OPEB”) mark-to-market (“MTM”) adjustments of $67.1 in 2014 versus 2013. This significant unfavorable impact was due to the use of updated mortality tables and a lower discount rate in the 2014 MTM calculation, offset to an extent by favorable returns on plan assets. We also incurred $41.3 of higher manufacturing and other period costs due to higher overall plant operating costs and freight from increased volume. This included higher costs of $5.7 related to an employee lockout at our manufacturing plant in Greenville, Texas. In addition, we had higher materials costs and freight of $29.2 related to higher sales volumes, and $17.0 of higher raw material costs, primarily in Aerospace Materials. Partly offsetting these cost increases were lower costs of $21.9 from the divestiture of the Industrial Materials distribution product line in July 2013 and favorable fixed cost absorption of $12.7 on increased production volumes in Aerospace Materials.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $33.7 primarily due to higher pension and OPEB MTM adjustments of $40.5 compared to 2013, and increased costs of $3.2 primarily related to the expiration of transition service agreements with the purchaser of the Coatings business, net of related cost reduction initiatives. The cost increases were partly offset by $4.5 of lower operating expenses from the divestiture of the Industrial Materials distribution product line in July 2013, lower restructuring costs of $3.8, and a $1.0 favorable impact from changes in exchange rates.
Amortization of acquisition intangibles was $14.4 and $14.6 for 2014 and 2013, respectively.
Asset impairment charges of $5.8 in 2013 included a charge of $3.0 for the write down of certain manufacturing assets acquired in our Nagpur, India facility. It also included the write-off of $2.8 of plant assets at our manufacturing facility in Beelitz, Germany, which was shut down under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.
Other (expense) income, net was a net expense of $6.4 for 2014 compared to $7.8 for 2013. Included in 2014 were net charges of $2.8 for environmental charges related to inactive sites and $0.8 for foreign exchange losses. Included in 2013 was a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7.
Net loss on early extinguishment of debt was $22.7 and $39.4 for 2014 and 2013, respectively, including transaction costs. For 2014, the loss related to the repurchase of our remaining 6.0% notes due October 1, 2015 and a portion of our 8.95% notes due July 1, 2017, which we called for repurchase in the fourth quarter of 2014. In November 2014, we repurchased $17.8 principal amount of our 6.0% notes for a purchase price of $18.7 plus accrued interest of $0.1. In December 2014, we repurchased $124.0 principal amount of our 6.0% notes for a purchase price of $129.6 plus accrued interest of $1.3, and $82.0 principal amount of our 8.95% notes for a purchase price of $97.8 plus accrued interest of $3.1. The repurchases of the 6.0% and 8.95% notes in 2014 were completed under an offer to repurchase the notes that ended in December 2014. In 2013 we incurred a loss of $39.4 including transaction costs, on the redemption of $135.2 principal amount of our 4.6% notes due July 1, 2013, which we called for redemption in February 2013, for a purchase price of $136.8 plus accrued interest of $1.5; the repurchase of $107.8 principal amount of our 6.0% notes due October 1, 2015 for a purchase price of $121.1 plus accrued interest of $3.1;

and the repurchase of $85.1 principal amount of our 8.95% notes due July 1, 2017 for a purchase price of $108.3 plus accrued interest of $1.8. The repurchases of the 6.0% and 8.95% notes in 2013 were completed under an offer to repurchase the notes that ended in March 2013.
Interest expense, net was $14.4 for 2014 compared with $18.2 for 2013. The $3.8 decrease was primarily due to lower interest expense of $2.3, mostly from the redemption of higher interest debt in the first quarter of 2013 and fourth quarter of 2014 with new debt issued at a lower rate, and higher capitalized interest of $2.5 related to the ongoing major capital projects in our growth product lines. These items were partially offset by lower interest income of $1.0.
The effective income tax rate for continuing operations for 2014 was a tax provision of 24.2%, or $46.1, compared to 29.6%, or $72.3, for 2013. For 2014, the rate was favorably impacted by a tax benefit of $5.5 attributable to the reversal of certain tax reserves due to the settlement of tax audits and the expiration of the statute of limitations for the U.S. and other international jurisdictions, and a tax benefit of $2.0 primarily relating to international operations, consisting of a favorable tax rate change with respect to deferred tax assets and liabilities, a net valuation allowance reversal and other tax adjustments.
The Tax Increase Prevention Act of 2014 (the “2014 Tax Relief Act”), as signed into law on December 19, 2014, provided one year of tax relief by retroactively reinstating to January 1, 2014 a host of expired tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2014, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations.
Earnings from continuing operations for 2014 were $144.1 ($1.96 per diluted share), a decrease of $27.6 from $171.7 ($2.14 per diluted share) reported for the same period in 2013. Included in continuing operations for 2014 were after-tax charges of $51.8 ($0.71 per diluted share) for pension MTM adjustments, consisting of the net fourth quarter 2014 MTM adjustment and the portion deferred in inventory from the net fourth quarter 2013 MTM adjustment. Also included in 2014 were the following: a loss on early debt redemption of $14.9 after tax ($0.20 per diluted share); costs of $3.6 after tax ($0.05 per diluted share) in connection with a lockout of employees at one of our plants; environmental charges of $1.9 after tax ($0.03 per diluted share) related to inactive sites; and net restructuring charges of $0.9 after tax ($0.01 per diluted share) related to adjustments to our 2013 and 2012 initiatives. Included in continuing operations for 2013 was an after-tax benefit of $16.4 ($0.21 per diluted share) for pension MTM adjustments, consisting of the fourth quarter 2013 MTM adjustment, the portion deferred in inventory from the fourth quarter 2012 MTM, and the second quarter 2013 MTM adjustment triggered by the curtailment of pension plans related to the divestiture of the former Coatings business on April 3, 2013, and a $1.5 net income tax benefit ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coatings business. The revision was primarily due to changes in the tax attributes of certain foreign subsidiaries. Also included in 2013 were the following after-tax charges: $24.5 ($0.31 per diluted share) related to the loss on the debt redemption; $5.6 ($0.07 per diluted share) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address market conditions and better position ourselves for profitable growth; $3.2 ($0.04 per diluted share) related to the dissolution of our Process Materials Joint Venture in China; $3.0 ($0.04 per diluted share) for the write down of certain manufacturing assets in Nagpur, India; $1.7 ($0.02 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans; and charges of $1.1 ($0.01 per diluted share) for costs to divest the Industrial Materials distribution product line.
Earnings from discontinued operations, net of tax, were $9.7 for 2014 compared to $2.2 for the comparable period in 2013. For 2014, earnings from discontinued operations, net of tax included benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011 for periods that were under audit prior to its divestiture. In connection with the sale of Coatings, in 2014 we recorded after-tax charges of $1.0 for adjustments to certain tax indemnities related to Coatings for taxable periods prior to its divestiture, after-tax charges of approximately $3.6 related to purchase price and working capital adjustments relating to the divestiture, and a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. We also incurred a charge of $0.6 to true up tax expense related to the divestiture. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coatings business of $31.6 prior to its sale, the loss on the sale of our former Coatings business of $16.9, and a charge of $12.5 to adjust the carrying value of the Industrial Materials distribution product line, based on the terms of the sale to Cathay Investments in July 2013.
Net earnings attributable to Cytec Industries Inc. for 2014 were $153.8, or $2.09 per diluted share, compared with net earnings in 2013 of $173.5, or $2.16 per diluted share.

Segment Results (Sales to external customers)
Year-to-year comparisons and analysis of changes in net sales by segment and geographic region are set forth below:
Aerospace Materials

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$626.1	$609.4	3%	2%	1%	—%
Latin America	8.1	5.5	47%	3%	44%	—%
Asia/Pacific	72.3	66.9	8%	4%	4%	—%
Europe/Middle East/Africa	293.6	279.0	5%	2%	3%	—%
Total	$1,000.1	$960.8	4%	2%	2%	—%
Net sales increased 4% primarily due to a 2% increase in selling volumes and a 2% increase in selling prices. The higher selling volumes were primarily attributable to build rate increases for single aisle aircraft and Boeing’s 787 program, which were partly offset by lower demand for the rotorcraft (mostly replacement blades) and certain defense sectors. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $178.2, or 18% of net sales, in 2014, compared with $177.6, or 18% of net sales, in 2013. The $0.6 increase in earnings was driven by higher selling prices of $21.5, improved marginal income due to higher selling volumes of $10.3, and favorable fixed cost absorption of $12.7 on increased production volumes. The increases were partially offset by higher raw material costs of $19.2, primarily related to the usage of external fiber during 2014 to meet increased sales demand as well as the result of a fire in one of our carbon fiber facilities in the first quarter of 2014. The raw material costs were also higher due to raw material inflation and for material usage and other unfavorable variances. Additionally, we incurred $20.9 of higher net period costs in 2014 due to inflationary factors, higher spending to meet increased volume demands, and expenses related to capital projects. Freight was also higher by $2.0. Changes in exchange rates unfavorably impacted earnings by $1.1. We also incurred $0.7 of higher operating expenses due to inflation and the expiration of transition service agreements related to the Coatings sale, which were partly offset by lower commercial and research spend.
Industrial Materials

				% Change Due to
	2014	2013	Total % Change	Price	Acquisition/ Volume/Mix	Currency
North America	$107.5	$95.4	13%	1%	12%	—%
Latin America	11.7	12.2	(4)%	35%	(49)%	10%
Asia/Pacific	15.5	11.9	30%	(9)%	30%	9%
Europe/Middle East/Africa	191.1	196.8	(3)%	1%	(5)%	1%
Total	$325.8	$316.3	3%	1%	1%	1%
Overall, net sales increased 3% in 2014. The increase in selling volumes of 1% consisted of an 8% decrease ($25.4), all in Europe, due to the July 2013 divestiture of the former distribution product line, which was more than offset by a 9% sales volume increase for continuing product lines. The increase in the continuing product lines was primarily in the structural composites product line, led by higher demand in the high performance automotive and aerospace tooling markets, partly offset by lower volumes in the motorsports market. Additionally, net sales increased by 1% from the favorable impact from changes in exchange rates and 1% from selling price increases.
Earnings from operations were $30.8, or 9% of net sales in 2014, compared with $19.0, or 6% of net sales in 2013. The $11.8 increase in earnings was driven by improved marginal income due to higher selling volumes of $14.6, higher selling prices of $3.8, and lower operating expenses of $1.7 due to savings from restructuring initiatives implemented in 2013. These increases in earnings were partly offset by increased period costs and freight of approximately $7.1 due to increased volumes and inflationary factors for continuing product lines and higher raw material costs of $0.2. The unfavorable impact of changes in exchange rates also lowered earnings by $1.0.

In Process Separation

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$120.9	$96.1	26%	—%	26%	—%
Latin America	126.0	117.6	7%	—%	7%	—%
Asia/Pacific	80.8	96.3	(16)%	—%	(14)%	(2)%
Europe/Middle East/Africa	82.8	72.7	14%	1%	13%	—%
Total	$410.5	$382.7	7%	1%	7%	(1)%
Net sales increased 7% in 2014, primarily due to higher sales volumes. The volume increase in 2014 was primarily from higher demand in our phosphines, mineral processing, and metal extraction product lines, partly offset by weaker demand in the alumina market. Selling price increases improved sales by 1%, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $95.6, or 23% of net sales, in 2014, compared with $86.5, or 23% of net sales, in 2013. The $9.1 increase in earnings was principally due to improved marginal income due to higher sales volumes of $20.2, a $4.3 favorable impact from changes in exchange rates, lower raw material costs of $3.3 mostly for MEP and phosphines, and $2.0 from higher selling prices. These increases were partially offset by higher manufacturing costs of $10.4 due to higher overall plant operating costs and freight from increased volumes, higher operating costs of $8.4 primarily due to the expiration of transition service agreements related to the Coatings sale in April 2013, inflationary factors, and higher commercial and technical services expenses, and $1.9 of net unfavorable fixed cost absorption due to inventory control efforts that began at the end of 2013.
Additive Technologies

				% Change Due to
	2014	2013	Total % Change	Price	Volume/Mix	Currency
North America	$115.0	$121.6	(5)%	—%	(5)%	—%
Latin America	24.8	23.9	4%	(1)%	5%	—%
Asia/Pacific	68.0	69.1	(2)%	(3)%	2%	(1)%
Europe/Middle East/Africa	63.5	60.6	5%	(4)%	8%	1%
Total	$271.3	$275.2	(1)%	(2)%	1%	—%
Overall, net sales decreased 1% in 2014, due to a 2% decrease in selling prices that was partly offset by higher volumes of 1%. There were higher sales volumes for specialty additive products across all regions except North America. This was offset by product rationalization of low margin products of $1.6. Demand for polymer additives products in North America and Asia/Pacific decreased due to a reduction in demand across all markets, which was partially offset by increased sales in Europe. Changes in exchange rates did not significantly affect net sales.
Earnings from operations were $33.9, or 12% of net sales, for 2014, compared with $39.6, or 14% of net sales, in 2013. The $5.7 decrease in earnings was due primarily from selling price decreases of $4.2 due to pricing strategy and competitive pressures, higher period costs of $2.3 mostly related to inflationary costs and plant maintenance, $2.1 of higher operating expenses from inflationary factors and due to the expiration of transition service agreements related to the Coatings sale, $0.9 of higher raw material costs primarily for specialty additives, and an unfavorable impact of $0.6 from changes in exchange rates. These decreases were partly offset by increased marginal income of $2.4 due to favorable mix and higher selling volumes, favorable fixed cost absorption of $1.2, and lower freight and warehousing costs of $0.8.

YEAR ENDED DECEMBER 31, 2013, COMPARED WITH YEAR ENDED DECEMBER 31, 2012
Consolidated Results
Net sales for 2013 were $1,935.0, compared with $1,708.1 for 2012. Overall, net sales increased 13%, of which 10% was attributable to the acquisition of the Umeco businesses, which we acquired in July 2012, 1% was due to net volume increases in the existing businesses, and 2% related to selling price increases. Aerospace Materials net sales increased by 10%, of which 4%

was due to new sales from the acquisition of Umeco, higher volumes of 3%, and price increases of 3%. Net sales for Industrial Materials segment increased significantly, mostly due to new acquisition-related sales. Net sales for Additive Technologies increased 2% due to higher volumes, while net sales for In Process Separation were flat with the prior year. For a detailed discussion on sales, refer to “Segment Results” section below.
Manufacturing cost of sales was $1,283.1, or 66.3% of sales, for 2013 compared with $1,202.9, or 70.4% of sales, for 2012. The increase in manufacturing cost of sales of $80.2 compared to 2012 was due mostly to incremental costs of sales of $131.4 incurred in 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase was also due to unfavorable fixed cost absorption of $12.1 due to efforts to control inventory levels, and $6.3 of higher expenses related to our ongoing capital projects. Increased sales volumes resulted in $4.4 of higher costs and higher freight of $4.2. Additionally, raw material costs were higher by $2.0 and we had a $1.8 unfavorable impact from changes in exchange rates. The increases were partly offset primarily by net favorable pension and OPEB MTM adjustments of $59.0 compared to 2012. Additionally, stranded costs were lower by $10.8 in 2013 following the sale of Coatings, net period costs decreased by $8.5, net of a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed, and restructuring charges were lower by $3.7 compared to 2012, due to the initiatives we took in 2012 related to mitigation of continuing costs following the separation of Coatings and plans to realign the supporting structure of our Industrial Materials and Aerospace Materials segments to take advantage of synergies from the Umeco acquisition.
Overall, operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $25.2 primarily due to net favorable pension and OPEB MTM adjustments of $23.8 compared to 2012, $23.7 of lower stranded costs previously allocated to our former Coatings business, and lower restructuring charges of $13.4 due to initiatives we took in 2012 to mitigate continuing costs following the separation of Coatings and to realign the supporting structure of our Industrial Materials and Aerospace Materials segments to take advantage of synergies from the Umeco acquisition. We also incurred $8.4 of lower costs associated with the acquisition of Umeco in 2012, $2.5 of accelerated depreciation in 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction, and had a favorable impact of changes in foreign exchange of $1.1. These decreases were partially offset by $31.6 of incremental expenses that we incurred in 2013 from the acquisition of Umeco, which are largely headcount related. Increases in operating expenses also included $10.4 for costs, including consulting fees, associated with the development and implementation of a single, global ERP system begun in 2013, higher costs of approximately $3.8 to support increased commercial activity and investment in technical services and research and development in our Aerospace Materials and In Process Separation businesses, higher costs of $1.2 related to the sale of the Industrial Materials distribution product line, and $0.7 for bad debt write offs.
Amortization of acquisition intangibles was $14.6 for 2013 versus $9.0 for 2012. The increase was due to the amortization of intangible assets acquired from the Umeco acquisition completed on July 20, 2012.
Net loss on sale of assets of $16.7 in 2012 consisted of the loss from the sale of our research facility in Stamford, CT. We sold the facility in September 2011, and leased back a portion of the facility. However, we were precluded from recognizing the sale at the time of the original transaction due to our continuing environmental obligation at the site, and we recorded the transaction as a financing transaction at the time. Upon satisfactory completion of our obligation in the fourth quarter of 2012, we recognized the loss for the remaining excess carrying value.
Asset impairment charge was $5.8 in 2013, which included a charge of $3.0 for the write down of certain manufacturing assets acquired in our Nagpur, India facility. It also included the write-off of $2.8 of plant assets at our manufacturing facility in Beelitz, Germany, which was shut down under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.
Other (expense) income, net was an expense of $7.8 for 2013 versus income of $1.3 for 2012. Included in 2013 was a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7. Included in 2012 was a benefit of $3.2 related to an MTM curtailment gain, and an expense of $1.1 for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter.
Net loss on early extinguishment of debt in 2013 consisted of a loss of $39.4 including transaction costs, incurred on the redemption of $135.2 principal amount of our 4.6% notes due July 1, 2013, which we called for redemption in February 2013, for a purchase price of $136.8 plus accrued interest of $1.5; the repurchase of $107.8 principal amount of our 6.0% notes due October 1, 2015 for a purchase price of $121.1 plus accrued interest of $3.1; and the repurchase of $85.1 principal amount of our 8.95% notes due July 1, 2017 for a purchase price of $108.3 plus accrued interest of $1.8. The repurchase of the 6.0% and 8.95% notes were completed under an offer to repurchase the notes that ended in March 2013.

Interest expense, net was $18.2 for 2013 compared with $30.1 for 2012. The $11.9 decrease was primarily due to higher capitalized interest of $10.3 in 2013 due to the restart of the carbon fiber expansion project in 2012, and lower interest expense of $4.2, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $2.6.
The effective income tax rate for continuing operations for 2013 was a tax provision of 29.6%, or $72.3, compared to 26.6%, or $27.5, for 2012. For 2013, the rate was favorably impacted by a tax benefit of $5.1 primarily related to a change in tax rate with respect to the deferred tax assets and liabilities associated with an international jurisdiction and U.S. state taxes and a net benefit related to the resolution of an international tax audit. In addition, the rate was favorably impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, and a tax benefit of $1.5 primarily related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coatings business. These tax benefits were offset by a tax expense of $0.7 primarily related to the establishment of a deferred tax valuation allowance and other discrete deferred tax adjustments related to international entities.
The American Taxpayer Relief Act of 2012 (the “2012 Tax Relief Act”), as signed into law on January 2, 2013 extended a host of expired and expiring tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2013, included, but were not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations. Although this legislation reinstated these favorable tax laws retroactive to January 1, 2012, accounting rules require that the tax impact of such changes be reflected in the period the law is enacted.
Earnings from continuing operations for 2013 was $171.7 ($2.14 per diluted share), an increase of $96.0 from $75.7 ($0.81 per diluted share) reported for the same period in 2012. Included in continuing operations for 2013 was an after-tax benefit of $16.4 ($0.21 per diluted share) for pension MTM adjustments, consisting of the net fourth quarter 2013 MTM adjustment, the portion deferred in inventory from the fourth quarter 2012 MTM, and the second quarter 2013 MTM adjustment triggered by the curtailment of pension plans related to the divestiture of the former Coatings business on April 3, 2013, and a $1.5 net income tax benefit ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coatings business. The revision was primarily due to changes in the tax attributes of certain foreign subsidiaries. Also included in 2013 were the following after-tax charges: $24.5 ($0.31 per diluted share) related to the loss on the debt redemption, $5.6 ($0.07 per diluted share) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, $3.2 ($0.04 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $3.0 ($0.04 per diluted share) for the write down of certain manufacturing assets in Nagpur, India, $1.7 ($0.02 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and charges of $1.1 ($0.01 per diluted share) for costs to divest the Industrial Materials distribution product line. Included in continuing operations for 2012 were charges for net after-tax benefit plan MTM adjustments of $35.9 ($0.38 per diluted share), after-tax restructuring charges of $14.6 ($0.16 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coatings and personnel reductions in the acquired Umeco business; an after-tax loss on the sale of assets at our Stamford facility of $10.5 ($0.11 per diluted share); after-tax charges of $8.2 ($0.09 per diluted share) related to costs incurred for the acquisition of Umeco; after-tax charges of $3.8 ($0.04 per diluted share) related to the step-up of Umeco inventory to fair value as of the acquisition date; accelerated depreciation of $1.5 after-tax ($0.02 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction prior to recognizing the sale, and an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction. Also included in 2012 was a tax benefit of $11.6 ($0.12 per diluted share) attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions; an income tax provision of $7.5 ($0.08 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the sale of Coatings; and $3.1 of income tax expense ($0.03 per diluted share) related to the 2012 repatriation of earnings of certain foreign subsidiaries associated with the sale process of our Coatings business. For 2013 and 2012, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coatings business of $12.2 and $66.5, respectively.
Earnings from discontinued operations, net of tax, were $2.2 for 2013 compared to $101.3 for the comparable period in 2012. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coatings business of $31.6 prior to its sale, the loss on the sale of our former Coatings business of $16.9, and a charge of $12.5 to adjust the carrying value of the Industrial Materials distribution product line, based on the terms of the sale to Cathay Investments in July 2013. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings business of $117.4, the realized gain of $8.6 on the sale of our PSA product line which was part of the former Coatings business, and a charge of $24.7 to adjust to the carrying value of the net assets held for sale at

December 31, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell the remaining portion of our former Coatings business that we entered into in October 2012.
Net earnings attributable to Cytec Industries Inc. for 2013 were $173.5, or $2.16 per diluted share, compared with net earnings in 2012 of $174.9, or $1.87 per diluted share.
Segment Results (Sales to external customers)
Year-to-year comparisons and analysis of changes in net sales by segment and geographic region are set forth below:
Aerospace Materials

				% Change Due to
	2013	2012	Total % Change	Price	Acquisition Volume/Mix	Currency
North America	$609.4	$545.3	12%	2%	10%	—%
Latin America	5.5	4.4	25%	4%	21%	—%
Asia/Pacific	66.9	58.6	14%	4%	10%	—%
Europe/Middle East/Africa	279.0	268.8	4%	5%	(1)%	—%
Total	$960.8	$877.1	10%	3%	7%	—%
Net sales increased 10% primarily due to a 7% increase in selling volumes, of which 4% were acquisition-related sales increase, and 3% were for existing business. The higher selling volumes for existing business in 2013 were primarily attributable to the continued ramp up of new large commercial transport programs, primarily Boeing’s 787 program, and to a lesser extent, increased build rates for single aisle aircraft, and business jets. Partially offsetting the increases were reductions in selling volumes to military segments and certain large commercial transport programs due to customer inventory destocking efforts. In addition, sales were down in the rotorcraft sector. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $177.6, or 18% of net sales, in 2013, compared with $168.5, or 19% of net sales, in 2012. The $9.1 increase in earnings was driven by higher selling prices of $28.3, improved marginal income due to higher selling volumes of $13.8, and earnings of $3.7 related to the Umeco acquisition. The increases were partially offset by higher manufacturing period costs, including freight and warehousing, of $8.4, which included a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased personnel spending to meet increased production demands, and $4.2 of stranded costs associated with the sale of the Coatings business in 2013, unfavorable fixed cost absorption of $7.5 related to inventory builds in 2012 as well as the planned 2013 temporary shutdown of our carbon fiber facility, $6.3 of expenses related to our ongoing capital projects, $5.6 of higher raw material costs and higher waste driven by increased production, higher operating expenses of $7.2, which included increased investment in research and development and $5.2 of stranded costs associated with the sale of the Coatings business in 2013, and the unfavorable impact of foreign exchange rate changes of $1.7.
Industrial Materials

				% Change Due to
	2013	2012	Total % Change	Price	Acquisition Volume/Mix	Currency
North America	$95.4	$63.3	51%	2%	49%	—%
Latin America	12.2	6.8	79%	(23)%	(56)%	—%
Asia/Pacific	11.9	6.5	83%	3%	80%	—%
Europe/Middle East/Africa	196.8	99.8	97%	1%	96%	—%
Total	$316.3	$176.4	79%	1%	78%	—%
Overall, net sales increased 79%, almost all of which was related to the Umeco business acquired in July 2012. Excluding the impact of acquisitions and divestitures, our selling volumes decreased by $7.1, or 4%, due to weak demand from the high performance automotive and motor sports markets and tooling applications. Increased selling prices resulted in higher sales of

1%. Sales in 2013 and 2012 included $25.4 and $20.8, respectively, related to the acquired Industrial Materials distribution product line, which we divested on July 12, 2013.
Earnings from operations were $19.0, or 6% of net sales in 2013, compared with $11.4, or 6% of net sales in 2012. The $7.6 increase in earnings was driven by earnings from operations of $10.0 from the Umeco industrial business that we acquired in July 2012, selling price increases of $1.7, lower raw material costs of $1.5, and favorable fixed cost absorption of $0.8. Period costs were down $0.5 from 2012, as savings from prior year restructuring initiatives of $1.7 were offset by the impact of stranded period costs of approximately $1.2. These increases were largely offset by lower marginal income of $5.2 due to lower sales volumes, and higher operating expenses of $1.4, as the impact of stranded costs of approximately $1.5 associated with the sale of the Coatings business in 2013, offset by savings from prior year restructuring activities. The unfavorable impact of changes in exchange rates also lowered earnings by $0.3.
In Process Separation

				% Change Due to
	2013	2012	Total % Change	Price	Volume/Mix	Currency
North America	$96.1	$103.5	(7)%	1%	(8)%	—%
Latin America	117.6	113.0	4%	(1)%	5%	—%
Asia/Pacific	96.3	85.6	13%	—%	15%	(2)%
Europe/Middle East/Africa	72.7	82.1	(11)%	1%	(12)%	—%
Total	$382.7	$384.2	—%	—%	—%	—%
Net sales in 2013 were flat compared to 2012. Higher demand in 2013 for mining products related to copper and other base metals was offset primarily from lower phosphine gas sales of $5.1, which was related to a quality issue of approximately $3.0 and weaker demand, particularly in the electronics market, compared to 2012, as well as weaker demand in the alumina market.
Earnings from operations were $86.5, or 23% of net sales, in 2013, compared with $95.3, or 25% of net sales, in 2012. The $8.8 decrease in earnings was principally due to higher net commercial and other operating expenses of $3.3, which included $2.5 impact of stranded costs associated with the sale of the Coatings business early in 2013, higher period costs of $3.0, including freight and warehousing costs, which included a $2.0 impact of stranded costs, $1.3 of net unfavorable fixed cost absorption, lower marginal income of $0.9 due to an unfavorable product mix, $0.7 for bad debt write offs, $0.4 for higher raw material costs and $0.1 from decreased selling prices. This decrease in earnings was partially offset by a $0.9 favorable impact from changes in exchange rates.
Additive Technologies

				% Change Due to
	2013	2012	Total % Change	Price	Volume/Mix	Currency
North America	$121.6	$118.7	2%	1%	1%	—%
Latin America	23.9	22.1	8%	1%	7%	—%
Asia/Pacific	69.1	67.6	2%	(2)%	6%	(2)%
Europe/Middle East/Africa	60.6	62	(2)%	(1)%	(4)%	3%
Total	$275.2	$270.4	2%	—%	2%	—%
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
Earnings from operations were $39.6, or 14% of net sales, for 2013, compared with $40.8, or 15% of net sales, in 2012. The $1.2 decrease in earnings was due primarily from unfavorable fixed cost absorption of $4.1, increased commercial and administration expenses of $2.9, including the impact of stranded costs of approximately $1.8 associated with the sale of the Coatings business in 2013, an unfavorable impact of changes in exchange rates of $1.2, and sales price decreases of $0.6. This was partially offset by increased marginal income due to higher selling volumes of $4.9, lower costs for raw materials of $2.5, and lower freight and other manufacturing period costs of $0.2, net of the approximate $1.4 impact from stranded costs.

RESTRUCTURING ACTIVITIES
In accordance with our accounting policy, restructuring costs are included in our corporate and unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.
Details of our 2013 restructuring initiatives are as follows:
In the third quarter of 2013, we launched cost reduction initiatives in our Industrial Materials segment to address market conditions and better position ourselves for profitable growth. The plan included headcount reductions of approximately 55 people, through modification of shift patterns within various operations, centralization of logistics and planning activities, and closure of a small site in Beelitz, Germany. The plans resulted in a pre-tax restructuring charge of approximately $4.5 related mainly to severance costs and closure of the manufacturing facility. The initiative is expected to be completed by 2015.
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. Approximately 120 employees will be impacted by this move. The estimated total cost of this initiative is approximately $27.0, which includes capital and other costs of approximately $13.0 to move the products into the existing operations, and approximately $3.5 for non-cash accelerated depreciation expense. The remaining costs are for retention and severance plans, certain lease liabilities on impacted facilities, and clean-up costs. Product re-sites and re-qualifications are in process with final completion expected by the first quarter of 2015. These plans resulted in a restructuring charge of $1.6, primarily for severance, retention costs, and accelerated depreciation. The initiatives are expected to be completed in waves by the first quarter of 2015 and paid for by mid-2015.
We realized an estimated $0.7 and $3.4 of pre-tax cost savings in 2013 and 2014, respectively, and expect to realize an estimated $4.1 of incremental pre-tax savings in 2015.
During 2014, we recorded an additional charge of $1.4 to these initiatives. The remaining reserve relating to the 2013 restructuring initiatives at December 31, 2014 is $1.8.
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
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coatings. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 171 positions. These initiatives are expected to be substantially completed and paid in early 2016, but may carry over into later periods.
We realized an estimated $3.8, $17.9, and $2.3 of incremental pre-tax cost savings in 2012, 2013 and 2014, respectively.
During 2013, we recorded an additional charge of $0.9 to these initiatives, and during 2014, we recorded a favorable adjustment of $0.4 to these initiatives. The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2014 is $3.2.
See Note 4 of Notes to Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION
At December 31, 2014, our cash balance was $133.9, compared with $151.8 at year-end 2013. As of December 31, 2014, approximately $54.8 of our cash was in the U.S. and $79.1 was held by our subsidiaries outside the U.S.
Net cash used in continuing operations
Net cash provided by operating activities of continuing operations for 2014 was $263.1 compared with $158.0 for 2013. Trade accounts receivable increased $37.6 due to higher sales levels, as days outstanding of 49 days as of the end of 2014 was up one day from year end 2013. Inventory increased $66.9, as inventory days on hand were at 86 days at the end of 2014, which is up 8 days since year end 2013. The increase is primarily in the Aerospace Materials segment. Accounts payable increased by $29.2, as accounts payable days outstanding at December 31, 2014 increased 3 days to 46 days compared to the end of 2013. Other liabilities decreased $10.4, mostly due to a decrease of $7.1 in noncurrent income taxes payable, which primarily resulted from the aforementioned favorable tax audit settlements. Income taxes payable increased by $1.3, accrued expenses decreased by $0.3, and other assets increased $0.8. Additionally, we made contributions of $6.2 and $7.4 to our pension and postretirement plans, respectively, during 2014.
Net cash used in investing activities of continuing operations was $220.8 in 2014 compared to $304.9 in 2013, all of which related to capital spending. Capital spending in 2014 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the first quarter of 2014, we completed the construction phase of our carbon fiber expansion project to support our growing demand for carbon fiber based composites. Aerospace qualified fiber production is expected in 2016. In the third quarter of 2014, we completed the construction phase of our new prepreg manufacturing expansion project. Commercial production is expected to occur in 2015. The construction for the expansion of our phosphine plant in Canada for our In Process Separation segment was completed late in the third quarter of 2014. The expansion of our metal extraction product line with new manufacturing capacity in Nagpur, India was completed in the fourth quarter of 2014. Our total capital spending for 2015 is expected to be approximately $180.0.
Net cash used in financing activities was $48.6 in 2014 compared with $764.5 in 2013. During 2014, we repurchased $50.0 of treasury stock and paid cash dividends of $26.9. These cash outflows were partly offset by $15.4 of proceeds from stock option exercises, $7.9 of excess tax benefits related to share-based payments in 2014, and net cash proceeds of $5.0 related to our short and long-term borrowings. The borrowings primarily consisted of net proceeds of $248.3 from the issuance of new 3.95% debt in November 2014, which were used in part to pay $148.3 to redeem $141.8 face value of our 6.0% notes due in October 2015, and $97.8 to repurchase $82.0 face value of our 8.95% notes due in July 2017. These repurchases were done under tender offers that commenced in November 2014.
Stock split
On July 17, 2014, the Board of Directors declared a 2-for-1 split on our common stock in the form of a stock dividend. The stock dividend was distributed on September 17, 2014 (the “September 2014 stock split”) to shareholders of record as of the close of business on September 2, 2014. Shareholders on the record date were entitled to receive one additional share for every share they owned on that date. As a result of the stock split, total shares of the Company’s common stock outstanding increased from approximately 36.0 million to approximately 72.1 million at the date of the split.
Share repurchases
On October 16, 2014, the Board of Directors authorized a share buyback program in the amount of $200.0. During 2014, we repurchased 1,076,179 shares of common stock for $50.0 under our stock buyback program. As of December 31, 2014, there was $150.0 remaining under the buyback program.
Dividends
During 2014, quarterly cash dividends of $0.063, $0.063, $0.125, and $0.125 per share, as adjusted for the September 2014 stock split, were declared and paid totaling $26.9. On January 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2015 to stockholders of record as of February 10, 2015.
Net cash provided by discontinued operations
Net cash provided by operating activities of discontinued operations for 2014 was $0.3, compared to net cash used in operating activities of discontinued operations of $127.4 for 2013. For 2013, these cash flows consisted primarily of the net earnings from discontinued operations of the Coatings business, plus the impact of changes in working capital during the periods. Also included in 2013 are tax payments of approximately $64.0 related to the tax gain on the disposal transaction. Net increases to working capital reduced cash by approximately $86.6 during the period of 2013 that we owned the business.
Net cash provided by investing activities of discontinued operations was $1,017.0 in 2013. In April 2013, we sold our former Coatings business, and received cash proceeds of approximately $998.9 net of related transaction costs. In the third quarter of 2013, we sold the former distribution product line of the Industrial Materials segment for cash proceeds of $6.4, net of cash balances sold. Capital expenditures related to discontinued operations for the 2013 were approximately $3.2. Also, in the first quarter of 2013, we collected $15.0 related to an outstanding note receivable from the 2011 divestiture of Building Clock Chemicals.
Credit facility
There was $400.0 available for borrowing under the $400.0 unsecured Revolving Credit Facility at December 31, 2014. Under the terms and conditions of the Revolving Credit Facility agreement, the maximum amount we may borrow under the Revolving Credit Facility is $400.0 with a $25.0 swingline. On June 24, 2014, under the amended terms of our existing Revolving Credit Facility, we extended the term one year to June 28, 2019. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term through June 28, 2021 and to increase the maximum amount we may borrow under the Revolving Credit Facility up to $500.0. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the Revolving Credit Facility as of December 31, 2014. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At December 31, 2014, $400.0 of the Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. Our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions for our growth product lines. In addition, we will continue to return excess cash to shareholders through dividends and share repurchases. Finally, if available at a reasonable price, we will buy back our public debt.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs is discussed earlier in Item 1, BUSINESS – “Customers and Suppliers.”
We estimate that pension and postretirement plan funding will be approximately $4.9 and $10.2, respectively, in 2015, compared to $6.2 and $7.4, respectively, in 2014.

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations under long-term agreements as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$749.7	$1.4	$85.8	$6.9	$655.6
Interest payments	236.8	31.2	58.8	48.3	98.5
Operating leases	42.9	10.1	14.6	4.9	13.3
Capital lease	11.9	3.0	6.4	2.5	—
Pension and postretirement plans obligations(1)	15.1	15.1	—	—	—
Purchase obligations	45.4	37.0	5.0	1.0	2.4
Environmental liabilities(1)	9.5	9.5	—	—	—
Other noncurrent liabilities(2)	—	—	—	—	—
Total	$1,111.3	$107.3	$170.6	$63.6	$769.8

(1)
Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2015 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2014 and may vary significantly for pension. See Note 12, “Environmental, Contingencies and Commitments,” and Note 14, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements for more information regarding these liabilities.

(2)
Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2014, were $45.9 of contingent liabilities (principally asbestos related liabilities) and $15.2 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

As of December 31, 2014, the amount of unrecognized tax benefits was $10.0. As specific payment dates cannot be reasonably estimated, the related balances have not been reflected under the “Payments Due by Period” section of the table above.
At December 31, 2014, we had net contractual commitments under currency forward contracts in U.S. dollar equivalent notional amounts of $246.3, that all settle in less than one year. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” as well as Note 7 of Notes to Consolidated Financial Statements.
We had $15.0 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2014 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.
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
Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows, or future earnings.
In the ordinary course of business, we are exposed to various market risks, including fluctuations in currency rates, commodity prices, and interest rates. To manage the exposure related to these risks, we may engage in various derivative transactions in accordance with our established policies. We do not hold or issue financial instruments for trading or speculative purposes. Moreover, we enter into financial instrument transactions with either major financial institutions or highly rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction.
At December 31, 2014, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

	Buy
Sell	U.S. Dollar	Euro	Mexican Peso	Chilean Peso	Pound Sterling	Norwegian Krone	Colombian Peso	Malaysian Ringgit	Japanese Yen
U.S. Dollar	—	$91.5	$30.9	$15.7	$5.0	$4.9	$1.6	$1.5	$0.8
Chinese Yuan	$18.6	—	—	—	—	—	—	—	—
Pound Sterling	—	$60.8	—	—	—	—	—	—	—
Thai Baht	—	$5.8	—	—	—	—	—	—	—
Brazilian Real	$4.0	—	—	—	—	—	—	—	—
Canadian Dollar	$2.6	—	—	—	—	—	—	—	—
Korean Won	$1.3	—	—	—	—	—	—	—	—
Japanese Yen	—	$1.3	—	—	—	—	—	—	—
The net unfavorable fair value of currency contracts, based on exchange rates at December 31, 2014, was $6.1. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other (expense) income, net. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $29.4. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.
Interest Rate Risk: At December 31, 2014, our outstanding borrowings consisted of long-term fixed rate debt, which had a carrying value of $742.9, a face value of $749.7, and a fair value of $761.5. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
We had no variable rate debt outstanding as of December 31, 2014.

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES
Accounting principles generally accepted in the United States (U.S.) require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements and the notes thereto. The areas discussed below involve the use of significant judgment in the preparation of our consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.
Share-Based Compensation
U.S. generally accepted accounting principles (“GAAP”) requires recognition of compensation cost in an amount equal to the fair value of share-based payments. Compensation cost for stock appreciation rights payable in cash (“cash-settled SARS”) is recognized based on the fair value of the award at the end of each period through the date of settlement. Compensation cost for stock appreciation rights payable in shares (“stock-settled SARS”), stock options, and restricted stock units is recognized over the vesting period based on the estimated fair value on the date of the grant.
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
Included in other contingent liabilities are workers’ compensation, product liability, and toxic tort claims. The amount accrued for other contingent liabilities reflects our assumptions about the incidence, severity, indemnity costs and dismissal rates for existing and future claims.
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
Retirement Plans
We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted approximately 82% of our consolidated pension assets and 81% of projected benefit obligations as of December 31, 2014. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rates. Our U.S. salaried pension plan was frozen on December 31, 2007, and as of December 31, 2014, the majority of our bargaining employees have also agreed to freeze their benefits.
At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look at the yields on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension and postretirement medical liabilities using a rate of 3.9% and 3.7%, respectively, at December 31, 2014.
The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would increase our 2015 expected annual expense by $3.2 and decrease our liability by $87.0. A 1% decrease to the discount rate for our U.S. pension plans would decrease our 2015 expected annual expense by $4.3 and increase our liability by $106.9. The change in liability amounts due to a 1% discount rate change would have been reflected as a 2014 fourth quarter mark-to-market (“MTM”) adjustment.
 A 1% increase to the discount rate for our U.S. postretirement medical plan would increase our 2015 expected annual expense by $1.0 and decrease our liability by $19.2. A 1% decrease to the discount rate for our U.S. postretirement medical plan would decrease our 2015 expected annual expense by $1.2 and increase our liability by $22.9. The change in liability amounts due to a 1% discount rate change would have been reflected as a 2014 fourth quarter MTM adjustment.
In order to reduce the volatility of our pension plan assets relative to pension liabilities, we have gradually implemented a liability-driven investment (“LDI”) strategy for our U.S., U.K., and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets with an emphasis on high quality corporate bonds. As the funded status of the plans improves, we expect to further decrease equity investments and increase fixed income investments. As a result of these changes, the expected rates of return have been adjusted downward, as appropriate, to reflect the new allocations. The expected rate of return on our U.S. plan assets, which was 5.75% for 2014, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change in the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2015 expected pension expense by $7.3; the 2015 expected postretirement medical expense would increase or decrease by $0.2. The U.S. pension plans’ investment mix at December 31, 2014 approximated 8% equities and 92% fixed income securities.
We account for our continuing pension and other postemployment benefit (“OPEB”) plans using the MTM accounting method. Under this method, our pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The MTM charges (benefits) applied to earnings from continuing operations in 2014, 2013 and 2012 due to the actual experience versus assumptions of returns on plan assets and changes in discount rates and other actuarial assumptions for the defined benefit pension and other postretirement benefit plans were $51.8, $(16.4), and $35.9, respectively.
The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 7.5% in 2015, decreasing to ultimate trend of 5.0% in 2019. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense. A 1% decrease to the assumed healthcare cost trend rate for our postretirement benefit plans would decrease our expense by $0.6 and decrease our postretirement benefit obligation by $16.6. A 1% increase to the assumed healthcare cost trend rate for our postretirement benefit plans would increase our expense by $0.6 and increase our postretirement benefit obligation by $19.3.
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
We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. For our goodwill impairment test, we are permitted to use either a qualitative or quantitative approach. Under the qualitative approach for a goodwill impairment test, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. – greater than 50% probability) that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of the facts and circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test, described in Note 1 of the Notes to the Consolidated Financial Statements, is unnecessary. If we determined otherwise, we would be required to perform the two-step goodwill impairment test.
For our 2014 goodwill impairment test, we performed our goodwill impairment test using a qualitative approach. For our qualitative assessment of the reporting unit, we considered all relevant facts and circumstances, including the excess fair value from the most recent fair value calculation; circumstances that could cause significant changes to the most recent carrying value calculation; the overall financial performance of the reporting unit compared to previous projections; the estimated financial performance projected in the near and long term, such as EBITDA and cash flows; industry and market conditions, including overall market-multiple metrics, competitive environment and demand for our products; overall macroeconomic conditions including our ability to access capital; and changes in management, key personnel or strategy for the reporting unit. More weight was placed on events or circumstances that most affect a reporting unit’s fair value or carrying amount of its net assets. As a result of this qualitative assessment, we determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values, and performing the two-step impairment test was not required. These evaluations involve amounts that are based on management’s best estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. We are not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.
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
We intend to primarily reinvest the unremitted earnings of our international subsidiaries. Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the intended sale of Coatings, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and a tax benefit of $1.5 recognized during 2013 primarily related to a revision of our previously accrued estimated income tax liability on the repatriation of other earnings, related to the sale of Coatings. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coatings divestiture, we consider the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2014, to be indefinitely reinvested outside the U.S. given the estimated future capital expansion and other funding needs attributable to these entities. Moreover, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our U.S. debt service requirements. Accordingly, no provision has been made for U.S. income taxes or additional non-U.S. taxes on the undistributed earnings of our non-U.S. subsidiaries. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.
Our annual effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating our tax positions.
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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share amounts)

December 31,	2014	2013
Assets
Current assets
Cash and cash equivalents	$133.9	$151.8
Trade accounts receivable, less allowance for doubtful accounts of $3.8 and $4.6 in 2014 and 2013, respectively	265.1	251.3
Other accounts receivable	74.6	74.4
Inventories	307.6	253.1
Deferred income taxes	27.4	32.1
Other current assets	26.2	25.1
Total current assets	834.8	787.8
Plants, equipment and facilities, at cost	1,680.8	1,567.1
Less: accumulated depreciation	(559.4)	(520.1)
Net plant investment	1,121.4	1,047.0
Acquisition intangibles, net of accumulated amortization of $70.8 and $58.0 in 2014 and 2013, respectively	141.6	161.1
Goodwill	508.8	521.3
Deferred income taxes	41.2	25.2
Other assets	119.4	138.1
Total assets	$2,767.2	$2,680.5
Liabilities
Current liabilities
Accounts payable	$172.4	$175.7
Current maturities of long-term debt	1.2	0.1
Accrued expenses	184.6	178.4
Income taxes payable	8.4	14.2
Deferred income taxes	0.3	0.1
Total current liabilities	366.9	368.5
Long-term debt	741.7	716.2
Pension and other postretirement benefit liabilities	245.9	195.2
Other noncurrent liabilities	170.3	187.1
Deferred income taxes	31.4	31.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 99,772,436 in 2014 and 99,451,504 in 2013	1.0	1.0
Additional paid-in capital	474.2	467.4
Retained earnings	1,699.6	1,572.8
Accumulated other comprehensive income	13.1	95.7
Treasury stock, at cost, 28,732,931 shares in 2014 and 28,442,748 shares in 2013	(976.9)	(955.0)
Total equity	1,211.0	1,181.9
Total liabilities and stockholders’ equity	$2,767.2	$2,680.5
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in millions, except per share amounts)

Years ended December 31,	2014	2013	2012
Net sales	$2,007.7	$1,935.0	$1,708.1
Manufacturing cost of sales	1,403.8	1,283.1	1,202.9
Selling and technical services	158.9	146.6	153.3
Research and process development	56.8	49.0	54.0
Administrative and general	140.1	126.5	140.0
Amortization of acquisition intangibles	14.4	14.6	9.0
Net loss on sale of assets	—	—	16.7
Asset impairment charge	—	5.8	—
Earnings from operations	233.7	309.4	132.2
Other (expense) income, net	(6.4)	(7.8)	1.3
Net loss on early extinguishment of debt	22.7	39.4	0.2
Interest expense, net	14.4	18.2	30.1
Earnings from continuing operations before income taxes	190.2	244.0	103.2
Income tax provision	46.1	72.3	27.5
Earnings from continuing operations	144.1	171.7	75.7
Earnings from operations of discontinued business, net of tax	—	31.6	117.4
Net gain (loss) on sale of discontinued operations, net of tax	9.7	(29.4)	(16.1)
Earnings from discontinued operations, net of tax	9.7	2.2	101.3
Net earnings	153.8	173.9	177.0
Less: Net earnings attributable to noncontrolling interests	—	(0.4)	(2.1)
Net earnings attributable to Cytec Industries Inc.	$153.8	$173.5	$174.9
Earnings per share attributable to Cytec Industries Inc.:
Basic earnings per common share:
Continuing operations	$2.00	$2.18	$0.82
Discontinued operations	0.13	0.02	1.08
	$2.13	$2.20	$1.90
Diluted earnings per common share:
Continuing operations	$1.96	$2.14	$0.81
Discontinued operations	0.13	0.02	1.06
	$2.09	$2.16	$1.87
Dividends declared per common share	$0.375	$0.250	$0.250
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in millions)

Years ended December 31,	2014	2013	2012
Net income including noncontrolling interest	$153.8	$173.9	$177.0
Other comprehensive income (loss), net of tax
Pension liability adjustment	(2.3)	16.4	(23.0)
Translation adjustments	(80.3)	(76.6)	28.8
Total other comprehensive (loss) income, net of tax	(82.6)	(60.2)	5.8
Comprehensive income including noncontrolling interest	71.2	113.7	182.8
Less: Comprehensive income attributable to noncontrolling interest	—	(0.2)	(1.6)
Comprehensive income attributable to Cytec Industries Inc.	$71.2	$113.5	$181.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in millions)

Years ended December 31,	2014	2013	2012
Cash flows provided by (used in) operating activities
Net earnings	$153.8	$173.9	$177.0
Earnings from discontinued operations	9.7	2.2	101.3
Earnings from continuing operations	144.1	171.7	75.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	63.7	56.0	58.6
Amortization	17.9	19.2	14.1
Share-based compensation	11.6	11.4	11.3
Pension and postretirement benefit (income) expense	100.8	(47.2)	43.1
Contributions to pension and postretirement plans	(13.6)	(79.8)	(51.3)
Deferred income taxes	(8.7)	23.5	(39.6)
Non-cash loss on sale of assets	—	—	16.7
Non-cash loss on disposal of assets	2.5	3.7	2.0
Asset impairment charge	—	5.8	—
Loss on early extinguishment of debt	22.7	39.4	0.2
Unrealized loss (gain) on derivative instruments	7.4	0.3	(4.5)
Other	—	0.4	0.1
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(37.6)	13.6	(9.0)
Other receivables	0.2	(0.3)	12.4
Inventories	(66.9)	11.5	(8.4)
Other assets	(0.8)	(9.2)	1.0
Accounts payable	29.2	4.2	(1.7)
Accrued expenses	(0.3)	9.2	24.4
Income taxes payable	1.3	(58.9)	27.5
Other liabilities	(10.4)	(16.5)	(4.9)
Net cash provided by operating activities of continuing operations	263.1	158.0	167.7
Net cash provided by (used in) operating activities of discontinued operations	0.3	(127.4)	146.0
Net cash provided by operating activities	263.4	30.6	313.7
Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(220.8)	(304.9)	(145.3)
Acquisition of businesses, net of cash received	—	—	(449.3)
Net cash used in investing activities of continuing operations	(220.8)	(304.9)	(594.6)
Net cash provided by investing activities of discontinued operations	—	1,017.0	84.7
Net cash (used in) provided by investing activities	(220.8)	712.1	(509.9)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	251.4	634.1	318.1
Payments on long-term debt	(246.4)	(658.2)	(268.4)
Change in short-term borrowings	—	2.2	(0.5)
Cash dividends	(26.9)	(21.5)	(25.9)
Proceeds from the exercise of stock options	15.4	23.5	28.0
Purchase of treasury stock	(50.0)	(750.1)	(99.9)
Excess tax benefits from share-based payment arrangements	7.9	5.5	5.9
Other	—	—	(1.3)
Net cash used in financing activities	(48.6)	(764.5)	(44.0)
Effect of currency rate changes on cash and cash equivalents	(11.9)	(5.7)	3.7
Decrease in cash and cash equivalents	(17.9)	(27.5)	(236.5)
Cash and cash equivalents, beginning of period	151.8	179.3	415.8
Cash and cash equivalents, end of period	$133.9	$151.8	$179.3
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in millions)

Years ended December 31, 2014, 2013 and 2012	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2011	$1.0	$460.7	$1,267.3	$15.2	$134.2	$(185.0)	$6.7	$1,700.1
Net earnings	—	—	174.9	—	—	—	2.1	177.0
Other comprehensive (loss), net of tax	—	—	—	(23.0)	29.3	—	(0.5)	5.8
Dividends—noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Dividends:
Common stock outstanding	—	—	(22.9)	—	—	—	—	(22.9)
Deferred and unvested common stock	—	0.2	(0.1)	—	—	—	—	0.1
Share-based compensation	—	9.5	—	—	—	1.8	—	11.3
Exercise of stock options	—	(11.8)	—	—	—	39.8	—	28.0
Purchase of treasury stock	—	—	—	—	—	(99.9)	—	(99.9)
Equity award modification reclass to liability	—	0.6	—	—	—	—	—	0.6
Excess tax benefit on stock options	—	5.9	—	—	—	—	—	5.9
Balance at December 31, 2012	$1.0	$465.1	$1,419.2	$(7.8)	$163.5	$(243.3)	$5.3	$1,803.0
Net earnings	—	—	173.5	—	—	—	0.4	173.9
Other comprehensive income, net of tax	—	—	—	16.4	(76.4)	—	(0.2)	(60.2)
Dividends—noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Dividends:
Common stock outstanding	—	—	(19.7)	—	—	—	—	(19.7)
Deferred and unvested common stock	—	0.2	(0.2)	—	—	—	—	—
Share-based compensation	—	9.1	—	—	—	2.3	—	11.4
Exercise of stock options	—	(12.5)	—	—	—	36.1	—	23.6
Purchase of treasury stock	—	—	—	—	—	(750.1)	—	(750.1)
Divestiture of noncontrolling interest	—	—	—	—	—	—	(3.7)	(3.7)
Excess tax benefit on stock options	—	5.5	—	—	—	—	—	5.5
Balance at December 31, 2013	$1.0	$467.4	$1,572.8	$8.6	$87.1	$(955.0)	$—	$1,181.9
Net earnings	—	—	153.8	—	—	—	—	153.8
Other comprehensive (loss), net of tax	—	—	—	(2.3)	(80.3)	—	—	(82.6)
Dividends:
Common stock outstanding	—	—	(26.9)	—	—	—	—	(26.9)
Deferred and unvested common stock	—	0.1	(0.1)	—	—	—	—	—
Share-based compensation	—	10.7	—	—	—	0.9	—	11.6
Exercise of stock options	—	(11.9)	—	—	—	27.2	—	15.3
Purchase of treasury stock	—	—	—	—	—	(50.0)	—	(50.0)
Excess tax benefit on stock options	—	7.9	—	—	—	—	—	7.9
Balance at December 31, 2014	$1.0	$474.2	$1,699.6	$6.3	$6.8	$(976.9)	$—	$1,211.0
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in millions, except per share amounts, unless otherwise indicated)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Nature of Business and Consolidation Policy: We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 48% of our 2014 revenues in North America, 31% in Europe, Middle East, and Africa, 12% in Asia-Pacific, and 9% in Latin America. We have manufacturing and research facilities located in 11 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. The footnotes relate to continuing operations except where noted otherwise. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.
B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.
C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies, which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars (“USD”) using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income (“OCI”). Gains and losses on foreign currency transactions, which represent the translation of transactions denominated in currencies other than the functional currency of the impacted legal entity, are recorded as incurred in Other (expense) income, net.
D. Depreciation: Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations.
Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions, and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities, or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.
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
If we decide to or are required to perform the two-step goodwill impairment test, we begin by comparing the reporting unit’s fair value to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average of EBITDA. The three-year period is comprised of the prior year, current year, and one year of projected amounts. If the reporting unit’s estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test, which is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step would then be compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.
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
H. Financial Instruments: Certain financial instruments are recorded at cost, which approximates fair value such as cash and cash equivalents, receivables, certain other assets, accounts payable, and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest available market data. Long-term debt is carried at amortized cost.
I. Derivative Instruments and Hedging Activities: We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates, and, at times, certain commodity costs. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.
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
J. Environmental and Other Contingent Liabilities: Accruals for environmental remediation, maintenance, and operating costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities and other contingent liabilities are recorded as Other noncurrent liabilities with amounts expected to be paid out in the next twelve months classified as Accrued expenses at undiscounted amounts.

Insurance/Self-Insurance: It is our practice to conduct an analysis of our self-insured and insured contingent liabilities annually and whenever circumstances change significantly. Included in these liabilities are workers’ compensation, product liability, and toxic tort claims.
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
Asset Retirement Obligations: We recognize the fair value of the liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.
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
We utilize the mark-to-market (“MTM”) method of accounting, under which our pension and other postemployment benefit (“OPEB”) costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. For additional information, see Note 14, “Employee Benefit Plans.”
M. Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured, and title and risk of loss has passed to our customers. Customer rebates are estimated and recognized as a reduction of sales as such rebates are being earned.
N. Share-Based Compensation: We recognize our share-based compensation cost in an amount equal to the fair value of share-based payments and estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.
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

P. New and Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will supersede current revenue recognition guidance in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions previously not addressed comprehensively, and clarify guidance for multiple-element arrangements. This new standard is effective for the first quarter of 2017 using one of two prescribed transition methods. We have not yet selected a transition method and continue to evaluate the impact this guidance will have on our future consolidated results of operations, financial condition, and related disclosures.
In February 2013, the FASB issued ASU No. 2013-02. This ASU required us to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. It also required us to cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period). On January 1, 2013, we adopted the provisions of ASU No. 2013-02, which are reflected in these financial statements.
Q. Reclassifications: Certain amounts, including changes in our equity structure, reported for prior years in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
Except for the number of authorized shares and par value, all references to shares and per share data for all periods presented herein reflect the impact of the 2-for-1 stock split in the form of a stock dividend, which was effective in September 2014 (the “September 2014 stock split”). See Note 17 for additional information related to this stock split.
In the consolidated statement of cash flows for the year ended December 31, 2013, we have corrected certain immaterial prior period misclassifications, which related to changes in accounts payable related to certain capital projects. These corrections resulted in a $4.9 increase to net cash provided by operating activities of continuing operations, and a $4.9 increase to net cash used in investing activities of continuing operations. The corrections did not impact our consolidated statement of income for the year ended December 31, 2013 or consolidated balance sheet as of December 31, 2013.

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
The acquisition was accounted for under the acquisition method of accounting in accordance with the FASB’s ASC Topic 805, “Business Combinations.” As such, the Umeco assets acquired and liabilities assumed were recorded at their acquisition-date fair values. Acquisition-related transaction costs were not included as a component of consideration transferred, but were accounted for as an expense in the period in which the costs were incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

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
Goodwill recorded in connection with this acquisition was approximately $186.7, which represented the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. Goodwill was assigned in part to the Aerospace Materials and Industrial Materials segments. The estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $179.6.
The following information provides details about the estimated step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.
Inventories
As of the effective date of the acquisition, inventory acquired is required to be measured at fair value. Raw materials and work in process are valued at book value, which is assumed to be a reasonable proxy for fair value. The fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of selling and (b) a reasonable profit allowance for the selling effort. The estimated net step-up in fair value for finished goods was $5.6.
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
Property and equipment
As of the effective date of the acquisition, property and equipment are required to be measured at fair value. It is assumed that all property and equipment will be used in a manner that represents the highest and best use of those assets. The fair value of land assets was primarily determined through use of the market approach, while the fair value of land improvements and personal property (machinery and equipment and fixed assets – other) was primarily determined through use of the cost approach and corroborated with an income approach when appropriate. Our fair value adjustment to property and equipment has been made by obtaining an understanding of the nature, amount, and type of Umeco property and equipment as of July 20, 2012. The estimated step-up in fair value for property and equipment was $4.9.

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
The fair value of the assets acquired included trade receivables of $65.2, virtually all of which has been collected.
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
The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2012, as adjusted by our September 2014 stock split:

Year ended December 31,	2012
Net revenue	$1,896.2
Earnings from continuing operations	$93.7
Diluted earnings per share from continuing operations	$1.00
These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects. We did not apply MTM accounting to the Umeco pension plans prior to the acquisition for these pro forma results.
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
Acquisition of manufacturing assets of Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. We completed capabilities and upgrading project of the acquired plant to meet appropriate safety and operating standards, and began production of our mining chemical products in the fourth quarter of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business.

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

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following table displays summarized activity in our consolidated statements of operations for discontinued operations during the years ended December 31, 2014, 2013 and 2012.

	2014				2013			2012
	Coatings	Distribution Product Line	Pre- Acquisition Umeco	Total	Coatings	Distribution Product Line	Total	Coatings	Total
Net sales	$—	$—	$—	$—	$368.0	$—	$368.0	$1,487.4	$1,487.4
Earnings from operations of discontinued businesses before income taxes(1)(3)	$—	$—	$—	$—	$48.1	$—	$48.1	$190.9	$190.9
Income tax expense on operations(2)(3)	—	—	—	—	(16.5)	—	(16.5)	(73.5)	(73.5)
(Loss) gain on sale of discontinued operations	(6.1)	0.2	3.6	(2.3)	17.9	(12.5)	5.4	21.3	21.3
Income tax benefit (expense) on (loss) gain on sale	12.0	—	—	12.0	(34.8)	—	(34.8)	(12.7)	(12.7)
Adjustment to fair value, less cost to sell	—	—	—	—	—	—	—	(27.5)	(27.5)
Income tax benefit on adjustment	—	—	—	—	—	—	—	2.8	2.8
Earnings from discontinued operations, net of tax	$5.9	$0.2	$3.6	$9.7	$14.7	$(12.5)	$2.2	$101.3	$101.3

(1)
Included in earnings of discontinued operations before income tax expenses for the year ended December 31, 2012 were expenses of $23.4 related to the Coatings sale process. For the year ending December 31, 2012, includes net restructuring charges of $1.6 and environmental charges of $1.7.

(2)
Income tax expense on discontinued operations for the year ended December 31, 2012 includes a $7.6 of tax expense on estimated unrepatriated earnings of international subsidiaries from the anticipated sale of Coatings.

(3)
The assets and liabilities of the Coatings business were reclassified to held-for-sale effective June 30, 2012. Accordingly, depreciation and amortization were no longer recorded on these assets beginning July 1, 2012.

Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins (“Coatings”) business to Advent International (“Advent”), a global private equity firm, for a total value of $1,133.0, including assumed liabilities of $118.0, resulting in a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale remains subject to final working capital and other customary adjustments. After-tax earnings from operations of the discontinued business for the years ended December 31, 2013 and 2012 were $31.6 and $117.4, respectively.
In connection with the sale of Coatings to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. In 2014, we recorded after-tax charges of $1.0 related to certain of these tax liabilities and other tax related adjustments with respect to the divestiture. Additionally, in 2014, we recorded a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions, offset by after-tax charges of approximately $3.6 for purchase price and working capital adjustments and charges of $0.6 to true up the tax expense related to the divestiture.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coatings business to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. In 2012, we received cash consideration of $112.8 from the sale and recorded an after-tax gain on the sale of $8.6, which is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. In 2012, we also recorded cumulative after-tax charges of $24.7 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
The results of operations of the former Coatings business have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
Other divestitures
Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired as part of the Umeco acquisition, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. In 2014, we recorded an after-tax benefit of $0.2 related to final purchase price and settlement of final working capital adjustments. These amounts are included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income.
The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Former Umeco entities divested prior to our acquisition
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statement of income for the year ended December 31, 2014.
Stamford research and development facility
On September 30, 2011, we sold our Stamford, Connecticut research and development facility for $11.0 cash. The transaction included the leaseback of certain portions of the facility for a 7-year period, with an option to extend the lease for an additional 3 years. As part of the agreement, we were responsible for the remediation of certain environmental matters at the site and therefore, as a result of the environmental remediation obligation, we were precluded from recognizing the sale until the remediation was completed. On the date of the transaction, the carrying value of the facility exceeded the proceeds received by $21.5. However, since the facility supports the operations of multiple asset groupings that had sufficient undiscounted cash flows to support the in-use value of the facility, no impairment charge was recorded at that time. Therefore, in the fourth quarter of 2011, we adjusted the estimated remaining useful life of the facility to the 7-year initial lease period and began accelerating the depreciation over that period. In the fourth quarter of 2012, we completed remediation and recognized the sale. As a result, we recorded a pre-tax loss of $16.7 in 2012 for the remaining excess carrying value, which is included in Net loss on sale of assets in the consolidated statements of income.

4. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our corporate and unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	2014	2013	2012
Manufacturing cost of sales	$0.5	$(0.2)	$3.5
Selling and technical services	0.6	0.2	3.1
Research and process development	—	—	0.5
Administrative and general	(0.1)	4.1	14.1
Asset impairment charge	—	2.8	—
Total	$1.0	$6.9	$21.2
Details of our 2013 restructuring initiatives are as follows:
In the third quarter of 2013, we launched cost reduction initiatives in our Industrial Materials segment to address market conditions and better position ourselves for profitable growth. The plan included headcount reductions of approximately 55 people, through modification of shift patterns within various operations, centralization of logistics and planning activities, and closure of a small site in Beelitz, Germany. The plan resulted in a pre-tax restructuring charge of approximately $4.5 related mainly to severance costs and the closure of the manufacturing facility. The initiative is expected to be completed by 2015.
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. Approximately 120 employees will be impacted by this move. These plans resulted in a restructuring charge of $1.6, primarily for severance, retention costs, and accelerated depreciation. The initiatives are expected to be completed in waves by the first quarter of 2015 and paid for by mid-2015.
During 2014, we recorded an additional charge of $1.4 to these initiatives. The remaining reserve relating to the 2013 restructuring initiatives at December 31, 2014 is $1.8.
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
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coatings. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 171 positions. These initiatives are expected to be substantially completed and paid in early 2016, but may carry over into later periods.
During 2013, we recorded an additional charge of $0.9 to these initiatives and during 2014, we recorded a favorable adjustment of $0.4 to these initiatives. The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2014 is $3.2.

Restructuring Initiatives:	2009	2010	2012	2013	Total
Balance at December 31, 2011	$0.2	$0.3	$—	$—	$0.5
2012 charges (credits)	0.1	(0.2)	21.3	—	21.2
Non-cash items	—	—	(0.1)	—	(0.1)
Cash payments	(0.2)	(0.1)	(8.3)	—	(8.6)
Currency translation adjustments	—	—	0.3	—	0.3
Balance at December 31, 2012	$0.1	$—	$13.2	$—	$13.3
2013 charges (credits)	(0.1)	—	0.9	6.1	6.9
Non-cash items(1) (2)	—	—	—	(3.2)	(3.2)
Cash payments	—	—	(9.2)	(1.2)	(10.4)
Currency translation adjustments	—	—	(0.1)	0.1	—
Balance at December 31, 2013	$—	$—	$4.8	$1.8	$6.6
2014 charges (credits)	—	—	(0.4)	1.4	1.0
Non-cash items(2)	—	—	—	(0.5)	(0.5)
Cash payments	—	—	(1.2)	(0.9)	(2.1)
Currency translation adjustments	—	—	—	—	—
Balance at December 31, 2014	$—	$—	$3.2	$1.8	$5.0

(1)	Includes a $2.8 charge for the write-off of plant assets at our manufacturing facility in Beelitz, Germany.

(2)	Includes accelerated depreciation of plant assets at our California sites.

5. SHARE-BASED COMPENSATION
Shares and per share data below have been adjusted for all periods to reflect the effects of our September 2014 stock split. See Note 17 for additional information related to this stock split.
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
The weighted average assumptions for the years ended December 31, 2014, 2013 and 2012, including the weighted-average fair value per option retroactively as adjusted by our September 2014 stock split, are noted in the following table:

	2014	2013	2012
Expected life (years)	6.3	6.2	6.2
Expected volatility	34.6%	36.2%	41.9%
Expected dividend yield	0.63%	0.78%	1.01%
Risk-free interest rate	3.00%	1.86%	2.11%
Weighted-average fair value per option	$16.46	$13.28	$9.95
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
Stock Award and Incentive Plan:
The 1993 Stock Award and Incentive Plan, as amended on January 31, 2012, (the “1993 Plan” or “Amended Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), nonvested stock (including performance stock), SARS (including those settled with common shares), and deferred stock awards and dividend equivalents.

At December 31, 2014, there were approximately 8,000,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,400,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the year ended December 31, 2014 has been retroactively adjusted to reflect the effects of our September 2014 stock split and is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,898,092	$24.96
Granted	566,850	44.39
Exercised	(1,418,398)	24.31
Forfeited	(136,068)	34.15
Outstanding at December 31, 2014	2,910,476	$28.62	6.2	$51.2
Exercisable at December 31, 2014	1,825,798	$22.97	4.9	$42.4
During the year ended December 31, 2014, we granted 566,850 stock options. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2014, 2013 and 2012, was $16.46, $13.28, and $9.95 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $7.9, $7.7, and $7.6 during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2014, 2013 and 2012 was $33.4, $27.5, and $26.3 respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises.
As of December 31, 2014, there was approximately $5.9 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $12.1, $9.7, and $8.0 for the years ended December 31, 2014, 2013 and 2012, respectively. Cash received from stock options exercised was $15.4, $23.5, and $28.0 for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS was $0.8, $1.4, and $0.8 for the years ended December 31, 2014, 2013 and 2012, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax (income)/expense recognized for cash-settled SARS was $(0.1), $0.9, and $1.2 for the years ended December 31, 2014, 2013 and 2012, respectively. The liability related to our cash-settled SARS was $0.2 and $1.2 at December 31, 2014 and 2013, respectively.
Nonvested stock, nonvested stock units, and performance stock
As provided under the 1993 Plan, we have also issued nonvested stock, nonvested stock units, and performance stock. Nonvested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2014, 2013 and 2012.

A summary of nonvested stock and nonvested stock units for the year ended December 31, 2014 has been retroactively adjusted to reflect the effects of our September 2014 stock split and is presented below:

Nonvested Stock and Nonvested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2014	316,766	$28.82
Granted	95,486	44.97
Vested	(102,348)	26.12
Forfeited	(17,032)	33.69
Nonvested at December 31, 2014	292,872	$34.75
During 2014, we granted 73,480 nonvested stock units to employees and 22,006 shares of nonvested stock primarily to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the nonvested stock and nonvested stock units on the date of grant was $44.97 per share, which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for nonvested stock and nonvested stock units was $3.5, $3.5, and $3.4 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $3.2 of total unrecognized compensation cost related to nonvested stock and nonvested stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share based compensation arrangements capitalized in inventory as of December 31, 2014 and 2013 was approximately $0.5 in both years.
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
As of December 31, 2014 and 2013, our Additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $89.6 and $81.7, respectively.
In the second quarter of 2012, in an effort to retain key employees of the Coatings business who could be impacted by the potential sale of Coatings, we agreed that if any such individual’s employment with Cytec is terminated as a result of a sale of Coatings, we would pay such employee an amount equal to the intrinsic value of any unvested stock options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards.
Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards. During the fourth quarter of 2012, new facts and circumstances regarding the timing of the close of the Coatings sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to Additional paid-in capital. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the consolidated statements of income.

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
All share and per share data for the periods presented below reflect the effects of our September 2014 stock split. See Note 17 for additional information related to this stock split.
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except net earnings in millions and per share amounts):

Years ended December 31,	2014	2013	2012
Numerator:
Earnings from continuing operations	$144.1	$171.7	$75.7
Earnings from discontinued operations, net of tax	9.7	1.8	99.2
Net earnings attributable to Cytec Industries Inc.	$153.8	$173.5	$174.9
Denominator:
Weighted average shares outstanding	72,155	78,839	92,067
Effect of dilutive shares:
Options and stock-settled SARS	1,015	1,308	1,247
Nonvested shares and units	205	221	259
Diluted average shares outstanding	73,375	80,368	93,573
Basic earnings per common share:
Earnings from continuing operations	$2.00	$2.18	$0.82
Earnings from discontinued operations	0.13	0.02	1.08
Net earnings per common share attributable to Cytec Industries Inc.	$2.13	$2.20	$1.90
Diluted earnings per common share:
Earnings from continuing operations	$1.96	$2.14	$0.81
Earnings from discontinued operations	0.13	0.02	1.06
Net earnings per common share attributable to Cytec Industries Inc.	$2.09	$2.16	$1.87

The following table sets forth the anti-dilutive shares/units excluded from the above calculations because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Years ended December 31,	2014	2013	2012
Options	358	230	499
Stock-settled SARS	—	—	—
Nonvested shares and units	—	—	—
Total	358	230	499

7. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2014, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other (expense) income, net.
At December 31, 2014, net contractual amounts of forward contracts outstanding translated into USD totaled $246.3. Of this total, $178.4 was attributed to the exposure in forward selling/purchase of USD, and $67.9 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net (unfavorable) favorable fair values of currency contracts, based on forward exchange rates at December 31, 2014 and 2013 were $(6.1) and $1.4, respectively.
At December 31, 2014 and 2013, the currency and net notional amounts of forward contracts outstanding translated into USD equivalent amounts were as follows:

December 31, 2014	Buy
Sell	U.S. Dollar	Euro	Mexican Peso	Chilean Peso	Pound Sterling	Norwegian Krone	Colombian Peso	Malaysian Ringgit	Japanese Yen
U.S. Dollar	—	$91.5	$30.9	$15.7	$5.0	$4.9	$1.6	$1.5	$0.8
Chinese Yuan	$18.6	—	—	—	—	—	—	—	—
Pound Sterling	—	$60.8	—	—	—	—	—	—	—
Thai Baht	—	$5.8	—	—	—	—	—	—	—
Brazilian Real	$4.0	—	—	—	—	—	—	—	—
Canadian Dollar	$2.6	—	—	—	—	—	—	—	—
Korean Won	$1.3	—	—	—	—	—	—	—	—
Japanese Yen	—	$1.3	—	—	—	—	—	—	—

December 31, 2013	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Mexican Peso	Pound Sterling	Norwegian Krone	Malaysian Ringgit	Thai Baht	Japanese Yen	Colombian Peso
U.S. Dollar	—	$100.8	$18.2	$17.0	$4.0	$2.8	$2.7	$1.5	$1.4	$1.4
Pound Sterling	—	$68.1	—	—	—	—	—	—	—	—
Chinese Yuan	$17.1	—	—	—	—	—	—	—	—	—
Canadian Dollar	$9.0	—	—	—	—	—	—	—	—	—
Brazilian Real	$6.6	—	—	—	—	—	—	—	—	—
Australian Dollar	$4.0	—	—	—	—	—	—	—	—	—
Thai Baht	—	$6.4	—	—	—	—	—	—	—	—
Japanese Yen	—	$1.6	—	—	—	—	—	—	—	—
Cross currency swaps
We have used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable held by U.S. entities and, until the sale of our Coatings business, to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (formerly, our largest Euro functional currency subsidiary).
In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of Coatings. The final payment of approximately $1.8 to settle the swaps was based on the fair value of the swaps at the time of termination.
Prior to the termination of the swaps, the fair value of our swaps was calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to translation adjustments remained in other comprehensive income (loss) until the divestiture of Coatings, which included our investment in Cytec Surface Specialties SA/NV, on April 3, 2013. Until then, we monitored the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing. See Note 15, “Comprehensive Income,” for further details on the amounts reclassified out of other comprehensive income as related to the divestiture of Coatings.
Credit Risk
At December 31, 2014, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of December 31, 2014, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following table summarizes the impact of derivative instruments on our consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$0.6	Other current assets	$2.3	Accrued expenses	$6.7	Accrued expenses	$0.9
The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the years ended December 31, 2014 and 2013:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year ended December 31,
Derivatives not designated as hedging instruments:		2014	2013
Foreign currency forwards	Other (expense) income, net	$(25.2)	$9.3
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
A summary of the fair value measurements for each major category of derivatives at December 31, 2014 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(6.1)
As of December 31, 2014, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements for which a fair value measurement was required for the year ended December 31, 2014.

8. INVENTORIES
Inventories consisted of the following:

December 31,	2014	2013
Finished goods	$204.1	$159.7
Work in progress	10.8	10.0
Raw materials and supplies	92.7	83.4
Total inventories	$307.6	$253.1

9. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2014	2013
Land and land improvements	$34.1	$30.1
Buildings	236.3	192.4
Machinery and equipment	1,041.4	880.7
Construction in progress	369.0	463.9
Plants, equipment and facilities, at cost	$1,680.8	$1,567.1
Following are the depreciable lives for our assets:

Category	Straight-line Depreciation
Buildings	10-38 years
Machinery and equipment	5-30 years

10. GOODWILL AND OTHER ACQUISITION INTANGIBLES
Following are the changes in goodwill by segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2012	$237.1	$186.8	$73.6	$27.8	$525.3
Foreign currency translation adjustments	1.1	1.1	(4.7)	—	(2.5)
Umeco acquisition adjustments	0.3	2.0	—	—	2.3
Sale of the Industrial Materials distribution product line	—	(3.8)	—	—	(3.8)
Balance at December 31, 2013	$238.5	$186.1	$68.9	$27.8	$521.3
Foreign currency translation adjustments	(4.8)	(3.9)	(3.8)	—	(12.5)
Balance at December 31, 2014	$233.7	$182.2	$65.1	$27.8	$508.8
In conjunction with our segment realignment in 2013, we completed a goodwill impairment test in the first quarter of 2013 and concluded that there was no impairment. An additional goodwill impairment test was triggered at the end of the second quarter of 2013 because of the reduction in the outlook for Industrial Materials’ 2013 financial results, resulting from a deterioration in market conditions in Europe and the after-tax charge of $12.5 related to the sale of the distribution product line, which was part of the Industrial Materials segment. See Note 3 for a further discussion of the sale of the Industrial Materials distribution product line. We again concluded there was no impairment.
In the fourth quarters of 2014, 2013 and 2012, we completed our required annual impairment test and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2014	2014	2013	2014	2013	2014	2013
Technology-based	14.4	$47.3	$48.6	$(26.6)	$(23.8)	$20.7	$24.8
Marketing-related	10.2	13.8	14.3	(7.6)	(6.5)	6.2	7.8
Customer-related	15.8	151.3	156.2	(36.6)	(27.7)	114.7	128.5
Total		$212.4	$219.1	$(70.8)	$(58.0)	$141.6	$161.1
Amortization of acquisition intangibles for the years ended December 31, 2014, 2013 and 2012 was $14.4, $14.6, and $9.0, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and that the 2014 average exchange rates remain constant, the estimated future amortization expense for the next five years is as follows:

	2015	2016	2017	2018	2019
Intangibles amortization expense	$14.6	$14.3	$12.2	$10.1	$10.1

11. DEBT
Long-term debt, including the current portion, consisted of the following:

	December 31,
	2014		2013
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2019	$—	$—	$—	$—
6.0% notes due October 1, 2015	—	—	141.8	141.7
8.95% notes due July 1, 2017	82.3	82.2	164.3	164.1
3.5% notes due April 1, 2023	400.0	397.7	400.0	397.4
3.95% notes due May 1, 2025	250.0	249.9	—	—
Other	17.4	13.1	18.4	13.1
Total debt	$749.7	$742.9	$724.5	$716.3
Less: current portion	(1.4)	(1.2)	(0.1)	(0.1)
Long-term debt	$748.3	$741.7	$724.4	$716.2
All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.
Debt issuance and repurchases
On November 12, 2014, we issued $250.0 aggregate principal amount of 3.95% senior unsecured notes due May 1, 2025 (“3.95% notes”), which resulted in $248.3 in net proceeds after original issue discount and underwriting fees. In addition, on November 5, 2014, we commenced offers to purchase our 6.0% notes due October 1, 2015 (“6.0% notes”) and a portion of our 8.95% notes due July 1, 2017 (“8.95% notes”). In November 2014, we applied the net proceeds from the issuance of the 3.95% notes to repurchase $17.8 principal amount of our 6.0% notes for a purchase price of $18.7 plus accrued interest of $0.1. In December 2014, we applied the balance of the net proceeds as follows: (1) to repurchase $124.0 principal amount of our 6.0% notes for a purchase price of $129.6 plus accrued interest of $1.3; and (2) to repurchase $82.0 principal amount of our 8.95% notes for a purchase price of $97.8 plus accrued interest of $3.1. The repurchase of the 6.0% and 8.95% notes resulted in a loss of $22.7 in 2014, including transaction costs.
On March 12, 2013, we issued $400.0 aggregate principal amount of 3.5% senior unsecured notes due April 1, 2023 (“3.5% notes”), which resulted in $394.6 in net proceeds after original issue discount and underwriting fees. In addition, on February 26, 2013, we called for the redemption of our 4.6% notes due July 1, 2013 (“4.6% notes”), and commenced offers to purchase our 6.0% notes and our 8.95% notes. In March 2013, we applied the net proceeds from the issuance of the 3.5% notes as follows: (1) to redeem all $135.2 principal amount of our 4.6% notes for a purchase price of $136.8 plus accrued interest of

$1.5; (2) to repurchase $107.8 principal amount of our 6.0% notes for a purchase price of $121.1 plus accrued interest of $3.1; and (3) to repurchase $85.1 principal amount of our 8.95% notes for a purchase price of $108.3 plus accrued interest of $1.8. The redemption of the 4.6% notes and repurchase of the 6.0% and 8.95% notes resulted in a loss of $39.4 in 2013, including transaction costs.
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
The net losses from our 2014, 2013 and 2012 debt repurchases are included in Net loss on early extinguishment of debt in the accompanying consolidated statements of income.
Revolving credit facility
On June 24, 2014, under the terms of our existing Five Year Credit Agreement (the “Revolving Credit Facility”), we extended the term one year to June 28, 2019.
On June 28, 2013, we amended and restated the Revolving Credit Facility. The material terms and conditions remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Revolving Credit Facility continues to be $400.0 with a $25.0 swingline, and the term was extended to June 28, 2018. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term through June 28, 2021 and to increase the maximum amount we may borrow under the Revolving Credit Facility up to $500.0.
In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction. In April 2013, upon receiving proceeds from the close of the sale of Coatings, we repaid the outstanding portion of the Revolving Credit Facility. There was no outstanding balance on the facility as of December 31, 2014. At December 31, 2014, $400.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated EBITDA, and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Fair value
At December 31, 2014 and 2013, the fair value of our long-term debt, including the current portion, was $761.5 and $731.2, respectively. The fair value is based on a discounted cash flow analysis, which incorporates the contractual terms of the notes, and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Non-U.S. credit facilities
At December 31, 2014 and 2013, we had approximately $6.2 and $7.3, respectively, of non-U.S. credit facilities, which are renewable annually. There were outstanding borrowings of $0.1 and $0.5 under these facilities at December 31, 2014 and 2013, respectively.
Interest
The weighted average interest rate on all of our debt was 4.35% for 2014 and 5.3% for 2013. There were no short-term borrowings outstanding as of December 31, 2014 and 2013.
Cash payments during the years ended December 31, 2014, 2013 and 2012, included interest of $41.9, $44.6, and $43.5, respectively. Included in Interest expense, net, in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, was interest income of $0.4, $1.4, and $3.8, respectively. Capitalized interest for the years ended December 31, 2014 and 2013 was $24.3 and $21.6, respectively.
Maturities
Maturities of long-term debt for the next five years and thereafter are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$0.1	$—	$82.3	$—	$—	$667.3	$749.7

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
As of December 31, 2014 and 2013, the aggregate environmental related accruals were $59.5 and $63.1, respectively, of which $9.5 and $11.9 was included in accrued expenses, with the remainder of $50.0 and $51.2 included in other noncurrent liabilities, respectively. Environmental remediation spending for the years ended December 31, 2014, 2013 and 2012, was $7.0, $8.7, and $3.9, respectively.
Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. Overall, our adjustments resulted in a net increase of $4.2 in our environmental accruals for the year ended December 31, 2014, of which $2.4 related to an inactive U.S. site to revise its projected remediation costs based on a revised Closure Plan approved by the Florida Department of Environmental Protection and $1.8 related primarily to several U.S. and European sites.
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
Piles Creek
We were notified by the National Oceanic and Atmospheric Administration (“NOAA”), a federal natural resource trustee, that, after an environmental assessment, we are one of six parties potentially responsible for damages to natural resources in Piles Creek, a tidal influenced tributary partially running through an industrial area in Linden, New Jersey. A portion of Piles Creek runs adjacent to our previously closed landfill in Linden, New Jersey. NOAA further advised that it seeks compensation from the six PRPs in the form of restoring other tidal wetlands. Thus far, no legal action has been taken by NOAA and we are investigating our contribution, if any, to this matter. Accordingly, no loss contingency has been recorded.
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

A summary of the changes in the asset retirement obligation for the years ended December 31, 2014 and 2013 is presented below:

Asset retirement obligation at December 31, 2012	$15.9
Liabilities incurred	2.5
Liabilities settled	(0.5)
Accretion expense	1.0
Revision in estimated cash flows	(1.7)
Currency exchange	0.1
Asset retirement obligation at December 31, 2013	$17.3
Liabilities incurred	—
Liabilities settled	(0.5)
Accretion expense	0.9
Revision in estimated cash flows	(2.2)
Currency exchange	(0.3)
Asset retirement obligation at December 31, 2014	$15.2
Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2014, 22 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.
There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.
At December 31, 2014, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as Other noncurrent liabilities in the accompanying consolidated balance sheets.
Other Contingencies
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.
As of December 31, 2014 and 2013, the aggregate self-insured and insured contingent liability was $45.9 and $46.9, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $19.7 and $20.0, respectively. The asbestos liability included in the above amounts at December 31, 2014 and 2013 was $36.5 and $37.9, respectively, and the insurance receivable related to the liability as well as past payments was $19.3 and $19.6, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.
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
The following table presents information about asbestos claims activity:

Years ended December 31,	2014	2013
Number of claimants at beginning of period	8,100	8,000
Number of claimants associated with claims closed during period	(3,000)	(100)
Number of claimants associated with claims opened during period	100	200
Number of claimants at end of period	5,200	8,100

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us, which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. In 2014, by virtue of a new Texas law, which amended the Texas Civil Code, the Texas courts commenced dismissing dormant asbestos cases without prejudice to re-filing by plaintiffs. In the fourth quarter of 2014, the Texas courts dismissed almost 3,000 claimants with claims against us. We expect additional dismissals in 2015.
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
We currently are one of several defendants in eight personal injury lead ingestion cases, consisting of 172 plaintiffs venued in federal and state courts in Milwaukee, Wisconsin. One of the eight cases, which is venued in Federal District Court in Milwaukee, consists of 164 claimants, each alleging personal injury as a result of the ingestion of white lead carbonate in paint. The remaining seven cases consist of less than 10 total plaintiffs. We believe that the eight personal injury cases against us are without merit.
In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future, including a 25 year statute of repose. In June 2013, the Governor of Wisconsin signed into law the biennial budget, which contained within it a provision that retroactively applies the 2011 law to all claims of lead poisoning whether filed or accrued.
The defendants, including the Company, moved to dismiss the personal injury lead cases pending in Wisconsin state court pursuant to the new law. By decision dated March 2014 in the Wisconsin state court case styled Clark et al. v. American Cyanamid Company et al., the court denied the defendants’ motion holding unconstitutional the retroactive application of the new law. The defendants, including the Company, petitioned for leave to appeal the trial court’s decision. The petition for leave was granted by the Wisconsin Appellate Division.
Also, in 2010, the United States District Court for the Eastern District of Wisconsin held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment violates the due process clause set forth in the 14th Amendment to the United States Constitution. The Court’s decision was appealed to the United States Circuit Court of Appeals for the Seventh Circuit. The Seventh Circuit Court of Appeals also requested that the parties brief the constitutionality of the new retroactivity provision in the biennial budget. In the third quarter of 2014, the United States Court of Appeals for the Seventh Circuit reversed the trial court’s dismissal and held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment is permissible under the United States Constitution. The Court also held that the retroactivity provision of Wis. State

845.046 is unconstitutional as it effects a vested right. Some defendants, including the Company, have petitioned the United States Supreme Court for review of the Seventh Circuit’s decision. As a result of the Seventh Circuit’s decision, the lead ingestion cases venued in the United States District Court of Wisconsin will proceed.
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
Commitments
Rental commitments
Rental expense under property and equipment leases was $9.6 in 2014, $8.3 in 2013, and $10.9 in 2012. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014 are:

Year	Operating Leases	Capital Lease	Total Leases
2015	$10.1	$3.0	$13.1
2016	8.2	3.1	11.3
2017	6.4	3.3	9.7
2018	2.9	2.5	5.4
2019	2.0	—	2.0
Thereafter	13.3	—	13.3
Total minimum lease payments	$42.9	$11.9	$54.8

Capital lease
In conjunction with the recognition of the loss on sale of the Stamford facility in the fourth quarter of 2012 discussed in Note 3, we recorded the lease as a capital lease asset and obligation as of December 31, 2012 in the amount of $7.6, excluding executory costs.
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
The Aerospace Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Included are several contracts with terms of 5 years or more, which obligate us to sell and, subject to certain exceptions, obligate the respective customers to purchase their requirements of various specialty materials for products related to certain aircraft programs. Such agreements are common practice in the aerospace and aircraft manufacturing industries.
We frequently enter into long-term agreements in order to lock in prices and availability of raw materials, equipment, supplies, and services required to operate our businesses. At December 31, 2014, obligations under such agreements totaled $45.4, of which $37.0 are expected to be paid in 2015.
Other commitments
We had $15.0 of outstanding letters of credit, surety bonds, and bank guarantees at December 31, 2014 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

13. INCOME TAXES
The income tax provision is based on earnings from continuing operations before income taxes:

Years ended December 31,	2014	2013	2012
U.S.	$71.4	$169.1	$26.1
Non-U.S.	118.8	74.9	77.1
Total	$190.2	$244.0	$103.2
The components of the income tax provision are as follows:

Years ended December 31,	2014	2013	2012
Current:
U.S. Federal	$22.7	$26.6	$32.4
Non-U.S.	29.3	21.7	32.8
Other, principally state	2.8	0.5	1.9
Total current	$54.8	$48.8	$67.1
Deferred:
U.S. Federal	$(7.7)	$25.1	$(24.1)
Non-U.S.	0.7	(3.5)	(14.2)
Other, principally state	(1.7)	1.9	(1.3)
Total deferred	$(8.7)	$23.5	$(39.6)
Total income tax provision	$46.1	$72.3	$27.5

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

Years ended December 31,	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
Research and development credit	(1.0)%	(0.8)%	—%
Income subject to other than the federal income tax rate	(5.6)%	(1.1)%	(10.5)%
Tax expense on unrepatriated earnings of international subsidiaries	—%	(2.0)%	7.3%
Change in tax rates	(0.2)%	(1.5)%	0.5%
State taxes, net of federal benefits	0.5%	1.8%	1.1%
Valuation allowance	—%	0.6%	0.2%
Tax law change	—%	(1.1)%	—%
Favorable resolution of prior year audits	(2.9)%	—%	(8.6)%
Domestic manufacturing deduction	(1.5)%	(1.3)%	(3.9)%
Nondeductible transaction costs	—%	—%	2.6%
Other charges, net	(0.1)%	—%	2.9%
Effective tax rate	24.2%	29.6%	26.6%
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
We operate on a global basis with manufacturing and research facilities in 11 countries coupled with our affiliates in other jurisdictions serving in various other capacities in support of the global organization. The income before income tax attributable to non-U.S. jurisdictions where the income tax rate was lower than the U.S. statutory rate for the years ended December 31, 2014 and 2013 was $117.0 and $73.8 respectively. Such jurisdictions and their corresponding statutory rates for the year ended December 31, 2014 primarily consisted of Canada (25.1%), UK (21.5%), Mexico (30.0%), Germany (28.0%), Chile (21.0%), Australia (30.0%), Belgium (33.9%), and The Netherlands (25.0%). Differences between the statutory and effective tax rates for the above jurisdictions were not material, except for Belgium where the effective tax rate was approximately 16.0% due to the application of the notional interest deduction as provided under current tax law.
Income taxes paid in 2014, 2013 and 2012 were $57.0, $172.9, and $71.0, respectively, and included non-U.S. taxes of $26.4, $37.5, and $37.9 in 2014, 2013 and 2012, respectively.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

December 31,	2014	2013
Deferred tax assets:
Allowance for bad debts	$0.3	$0.3
Self-insurance accruals	16.1	16.6
Operating accruals	7.4	9.7
Environmental accruals	20.9	22.2
Pension and postretirement benefit liabilities	90.3	57.9
Employee benefit accruals	29.9	28.8
Tax credit carry forwards	48.6	60.1
Net operating losses	21.1	20.2
Inventory	—	8.5
Capital loss carryforward	95.0	104.9
Other	6.8	1.7
Gross deferred tax assets	$336.4	$330.9
Valuation allowance	(114.6)	(125.9)
Total net deferred tax assets	$221.8	$205.0
Deferred tax liabilities:
Inventory	(2.6)	—
Plants, equipment and facilities	(65.9)	(59.3)
Insurance receivables	(7.1)	(7.4)
Intangibles	(108.5)	(111.8)
Other	(0.8)	(0.9)
Gross deferred tax liabilities	$(184.9)	$(179.4)
Net deferred tax assets	$36.9	$25.6
Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the sale of Coatings, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and a tax benefit of $1.5 recognized during 2013 primarily related to a revision of our previously accrued estimated income tax liability on the repatriation of other earnings, related to the sale of Coatings. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coatings divestiture, we consider the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2014, to be indefinitely reinvested outside the U.S. given the estimated future capital expansion and other funding needs attributable to these entities. Moreover, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our U.S. debt service requirements. Accordingly, no provision has been made for U.S. income taxes or additional non-U.S. taxes on the undistributed earnings of our non-U.S. subsidiaries totaling $715.7 as of December 31, 2014. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.
We have U.S. foreign tax credit carryforwards of $41.2 available as of December 31, 2014 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2015, if not utilized. We have $11.2 of state tax credits of which $8.5 will be carried forward indefinitely with the balance to expire at various dates starting in 2015, to the extent not utilized. We have U.S. capital loss carryforwards of $261.9 available as of December 31, 2014 to offset future U.S. capital gains. These capital loss carryforwards will expire in 2018, to the extent not utilized.
At December 31, 2014, we have state net operating losses totaling $122.9, which are available to offset future taxable income in the respective states. The total state carryforwards expire at various dates starting in 2015 through 2029. In addition, we have foreign net operating losses for continuing operations totaling $41.7, primarily related to our operations in Europe and India. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total foreign carryforwards, approximately $6.0 expires at various dates starting in 2017, while $35.7 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred- tax assets with the exception of capital loss carryforwards, certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $114.6 and $125.9 as of December 31, 2014 and 2013, respectively.
For 2014, the $11.3 valuation allowance activity primarily consisted of a decrease to the valuation allowance for U.S. capital losses related to a revised purchase price allocation of $10.2 on the Coatings sale, a $0.3 decrease to the valuation allowance for foreign net operating losses, and a decrease to the valuation allowance for state tax credits and other state deferred tax assets of $0.8. As of December 31, 2014, $109.5 of the valuation allowance is attributable to U.S. tax attributes and $5.1 primarily relates to foreign net operating losses and other foreign deferred tax assets. For 2013, the $104.9 valuation allowance activity primarily consisted of an increase to the valuation allowance for U.S. capital losses related to the Coatings sale of $104.9, a $2.5 increase to the valuation allowance for foreign net operating losses, and a decrease to the valuation allowance for state tax credits and other state deferred tax assets of $2.5. As of December 31, 2013, $120.4 of the valuation allowance is attributable to U.S. federal and state tax attributes and $5.5 primarily relates to foreign net operating losses and other foreign deferred tax assets.
The Tax Increase Prevention Act of 2014 (the “2014 Tax Relief Act”), as signed into law on December 19, 2014 provided one year of tax relief by retroactively reinstating to January 1, 2014 a host of expired tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2014, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations.
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
The amount of gross unrecognized tax benefits at December 31, 2014 is $10.0 (excluding interest), of which $9.6 would impact our effective tax rate, if recognized. As of December 31, 2013, the amount of gross unrecognized tax benefits for continuing operations is $16.7 (excluding interest), of which $15.4 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $1.7 as of January 1, 2014, decreasing by current year net activity of $0.5, thus resulting in a liability for the payment of interest and penalties of $1.2 as of December 31, 2014.

Set forth below is the tabular roll-forward of our 2014 and 2013 unrecognized tax benefits from uncertain tax positions:

	2014	2013
Balance as of beginning of the year:	$16.7	$19.7
Increase due to Umeco Acquisition	—	0.8
Increase due to tax positions related to current periods	0.8	2.9
Increase due to tax positions related to prior periods	0.5	0.9
Decrease due to tax positions related to prior periods	(5.4)	(3.0)
Decrease due to lapse of Statute of Limitations	(2.2)	(0.4)
Settlements	(0.1)	(3.9)
Foreign exchange	(0.3)	(0.3)
Balance as of the end of the year:	$10.0	$16.7
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Any settlements or statute of limitations expirations could likely result in a decrease in our uncertain tax positions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Any settlements or statute of limitations expirations could likely result in a decrease in our uncertain tax positions. We believe that it is reasonably possible that approximately $1.6 of our current unrecognized tax benefits may be recognized within the next twelve months due to the lapse of the statute of limitations in certain international jurisdictions.
The Internal Revenue Service (the “IRS”) has completed and closed its audits of our income tax returns through 2008. During the second quarter of 2013, the IRS commenced the audit of Cytec’s tax returns for the years 2009, 2010 and 2011, which is still ongoing as of December 31, 2014. During the first quarter of 2014, the IRS completed the federal income tax audit of Umeco for the tax years ended March 31, 2010, 2011 and 2012. The total net liability for the three years was approximately $0.1, and was paid in March 2014. Consequently, in the first quarter of 2014 we recorded a benefit in the consolidated statement of income for the reversal of ASC Subtopic 740-10 (FIN 48) accruals in the amount of $3.9. In the fourth quarter of 2014, the IRS initiated a limited scope income tax audit of Umeco for the tax year ended March 31, 2009, which is still ongoing as of December 31, 2014. We believe adequate provisions for all outstanding issues have been made for all open years.
State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include: Arizona (2010 onward), California (2004 onward), Connecticut (2011 onward), Georgia (2011 onward), Louisiana (2012 onward), Maryland (2011 onward), Michigan (2010 onward), New Jersey (2011 onward), North Carolina (2011 onward), Ohio (2011 onward), South Carolina (2011 onward), Texas (2010 onward), and West Virginia (2011 onward). We have various state income tax returns in the process of examination.
International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions for continuing and discontinued operations include: Austria (2012 onward), Belgium (2011 onward), Germany (2008 onward), Netherlands (2008 onward), Canada (2003 onward), UK (2010 onward), Italy (2011 onward), China (2009 onward), and Norway (2010 onward). We are currently under examination in several of these jurisdictions.

14. EMPLOYEE BENEFIT PLANS
We have defined benefit and defined contribution pension plans that cover employees in a number of countries. We also sponsor postretirement and postemployment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements, and in the case of non-bargaining employees, who commenced employment prior to April 1, 2007. The medical plans are contributory and non-contributory with certain participants’ contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The postemployment plans provide salary continuation, disability-related benefits, severance pay, and continuation of health costs during the period after employment but before retirement.
We utilize the MTM method of accounting, under which our pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.
We used a measurement date of December 31, 2014, 2013 and 2012 for all our pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Net periodic costs:
Service cost	$3.8	$5.2	$6.0	$0.7	$1.2	$1.1
Interest cost	43.1	39.7	41.5	8.1	7.0	8.4
Expected return on plan assets	(51.1)	(54.5)	(51.6)	(1.4)	(1.6)	(1.7)
Amortization of prior service costs (credits)	0.2	0.2	0.4	(3.1)	(3.4)	(4.4)
Curtailment/settlement	(1.5)	(2.9)	(3.8)	—	(6.0)	—
Mark-to-market adjustment	63.0	(25.0)	60.9	39.0	(14.9)	(12.9)
Net periodic expense (credit)	$57.5	$(37.3)	$53.4	$43.3	$(17.7)	$(9.5)
Weighted-average assumptions used to determine net periodic costs, during the year:
Discount rate	4.8%	4.0%	4.7%	4.5%	3.5%	4.3%
Expected return on plan assets	5.7%	6.0%	6.6%	6.0%	6.25%	6.75%
Rate of compensation increase	2.5%-5.0%	2.5%-5.0%	2.5%-4.5%
Weighted-average assumptions used to determine benefit obligations, end of the year:
Discount rate	3.9%	4.8%	4.0%	3.7%	4.5%	3.5%
Rate of compensation increase	2.5%-5.0%	2.5%-5.0%	2.5%-4.5%
The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 10%-20% stocks and 80%-90% long-term bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 7.0%-9.0% for stocks and 4.0%-6.0% for fixed income securities, the expected long-term weighted average return was estimated to be 5.75% and 6.0% for the U.S. pension plans in 2014 and 2013, respectively. This return was based on an assumed allocation of U.S. pension assets of 20% stocks and 80% in fixed income securities for 2014 and 30% stocks and 70% fixed income securities for 2013. Expected long-term investment returns for U.S. investments were 9.0% for stocks and 4.95% for fixed income securities in 2014 and 9.0% for stocks and 4.7% for fixed income securities in 2013. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 6.0% in 2014 and 6.25% in 2013, based on an assumed asset allocation of 40% stocks and 60% fixed income securities in 2014 and 40% stocks and 60% fixed income securities in 2013.
The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds, and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.
The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 4.65% in 2014. The 2014 return was based on assumed weighted average rates of return of 5.5% for stocks and 4.0% for fixed income securities and an assumed weighted average asset allocation of 43% stocks and 57% fixed income securities.

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Change in benefit obligation:
Benefit obligation at January 1,	$947.4	$1,016.6	$864.6	$182.6	$200.8	$219.9
Service cost	3.8	5.2	6.0	0.7	1.2	1.1
Interest cost	43.1	39.7	41.5	8.1	7.0	8.4
Amendments	(0.1)	0.4	—	1.7	1.3	1.5
Translation difference	(11.8)	1.0	5.2	(0.7)	(0.6)	0.2
Actuarial losses (gains)	149.3	(75.2)	104.4	40.0	(13.4)	(12.0)
Participant contributions	0.2	0.3	0.2	3.5	3.6	3.5
Benefits paid	(43.1)	(42.0)	(41.0)	(14.9)	(17.3)	(20.2)
Acquisitions/divestitures	—	2.7	42.9	—	—	—
Curtailments/settlements(1)	(120.4)	(1.3)	(7.2)	—	—	(1.6)
Benefit obligation at December 31,	$968.4	$947.4	$1,016.6	$221.0	$182.6	$200.8
Accumulated benefit obligation at December 31,	$960.6	$933.2	$1,005.1	—	—	—
Change in plan assets:
Fair value of plan assets at January 1,	$941.3	$905.0	$765.7	$25.8	$28.4	$28.8
Actual return on plan assets	137.4	4.4	95.4	2.3	3.1	2.8
Company contributions	6.2	71.8	37.8	7.4	8.0	13.5
Participant contributions	0.2	0.3	0.2	3.5	3.6	3.5
Translation difference	(11.3)	1.0	5.1	—	—	—
Acquisitions/divestitures	—	0.8	42.7	—	—	—
Curtailments/settlements(1)	(118.3)	—	(0.9)	—	—	—
Benefits paid	(43.1)	(42.0)	(41.0)	(14.9)	(17.3)	(20.2)
Fair value of plan assets at December 31,	$912.4	$941.3	$905.0	$24.1	$25.8	$28.4

(1)
Represents various curtailments and settlements. During 2014, we had a one-time settlement of $118.3 due to the Bulk Lump Sum offering for terminated vested and divested employees who received a lump sum payout during December 2014. Also in 2014, we recognized a curtailment gain of $1.5 related to certain bargaining employees transitioning to a defined contribution plan; the impact of this curtailment was a reduction to the obligation of$2.1 and recognition of previously deferred prior service cost of $0.5. The net curtailment gain of $1.5 is included in Manufacturing cost of sales in the consolidated statements of income.

In the second quarter of 2013, we had a curtailment gain of $7.7 related to the sale of Coatings, which is included in Net gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. In the fourth quarter of 2013, we recognized a curtailment gain of $1.2 related to certain bargaining employees transitioning to a defined contribution plan.
During 2012, we had a curtailment loss of $0.7 associated primarily with the pending sale of Coatings, which is included in Earnings from operations of discontinued business, net of tax in the consolidated statements of income.
The postretirement plan benefit obligation includes Medicare Part D subsidies received that reduce company contributions. The amounts received for 2014, 2013 and 2012 were $0.0, $0.0, and $0.7, respectively.

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Funded status, end of year:
Fair value of plan assets	$912.4	$941.3	$905.0	$24.1	$25.8	$28.4
Benefit obligations	(968.4)	(947.4)	(1,016.6)	(221.0)	(182.6)	(200.8)
Funded status	$(56.0)	$(6.1)	$(111.6)	$(196.9)	$(156.8)	$(172.4)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$5.4	$43.8	$3.6	$—	$—	$—
Current liabilities	(2.4)	(1.9)	(2.1)	(10.0)	(9.6)	(10.0)
Noncurrent liabilities	(59.0)	(48.0)	(113.1)	(186.9)	(147.2)	(162.4)
Total amounts recognized	$(56.0)	$(6.1)	$(111.6)	$(196.9)	$(156.8)	$(172.4)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service costs/(credits)	$0.9	$1.7	$1.6	$(15.3)	$(20.1)	$(29.3)
Changes in accumulated other comprehensive income (AOCI) consist of:
AOCI, beginning of year	$1.7	$1.6	$2.6	$(20.1)	$(29.3)	$(35.2)
Current year prior service (credits)/costs	(0.1)	0.4	0.1	1.7	1.3	1.5
Curtailments/settlements	(0.5)	(0.1)	(0.7)	—	4.5	—
Amortization:
Amortization of prior service (credits)/costs	(0.2)	(0.2)	(0.4)	3.1	3.4	4.4
AOCI, end of year	$0.9	$1.7	$1.6	$(15.3)	$(20.1)	$(29.3)
Estimated amortization to be recognized in AOCI in 2015 consist of:
Prior service costs/(credits)	$0.1			$(2.9)
The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is initially 7.5% in 2015, decreasing to an ultimate trend rate of 5.0% in 2019. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense.
A 1.0% change in assumed healthcare cost trend rates would have the following effect:

	2014		2013
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit costs	$0.6	$(0.6)	$0.5	$(0.5)
Approximate effect on accumulated postretirement benefit obligation	$19.3	$(16.6)	$14.1	$(12.6)
The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$(780.4)	$—	$(162.7)	$(122.9)	$(943.1)	$(122.9)
Accumulated benefit obligation	$(777.4)	$—	$(158.4)	$(119.3)	$(935.8)	$(119.3)
Fair value of plan assets	$747.6	$—	$134.7	$101.7	$882.3	$101.7

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2014 and 2013, and the target allocation for 2015, by asset category, are as follows:

	U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2015	2014	2013
Equity securities	10%	8%	20%
Fixed income	90%	92%	80%
Total	100%	100%	100%

	Non-U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2015	2014	2013
Equity securities	40%	41%	49%
Fixed income	50%	47%	39%
Cash and other	10%	12%	12%
Total	100%	100%	100%

	Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2015	2014	2013
Equity securities	40%	53%	42%
Fixed income	60%	47%	58%
Total	100%	100%	100%
The total fair value of U.S. pension and postretirement plan assets was $771.7 and $809.8 at December 31, 2014 and 2013, respectively. We had previously invested certain U.S. pension assets directly in our common stock, which were sold during 2013. We use a combination of active and passive stock and bond managers to invest all assets of the pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and are occasionally transferred to new or existing managers in the event that a manager is terminated.
Our overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for U.S. pension plan assets are 10% equity securities and 90% corporate bonds and U.S. Treasury securities. The target allocations for postretirement plan assets are 40% equity securities and 60% corporate bonds and U.S. Treasury securities. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. In order to reduce the volatility of our pension plan assets relative to pension liabilities, over the past two and a half years we have gradually implemented a liability-driven investment strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets.
The target allocations for non-U.S. plan assets are 30-50% equity securities, 40-60% corporate bonds and government securities, and 0-15% all other types of investments. Equity securities primarily include a broadly diversified portfolio of common stocks of publicly traded companies that are primarily non-U.S. Fixed income securities include corporate bonds, mortgage-backed securities, and government bonds. Other types of investments include cash, insurance assets, and real estate.
The fair values of our Level 1 pension assets are determined based on quoted market prices in active markets for identical assets. The fair values of our Level 2 pension assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. Our Level 3 assets primarily include an insurance contract and a real estate fund.

The fair values of the insurance contract held by one of our non-U.S. plans are based on the contractual terms of the arrangement with the insurance company. The fair value of the real estate fund is based on the net asset value of shares held at year end.
The fair values of the pension assets at December 31, 2014 and 2013, by asset category, are as follows:

	Fair Value Measurements at December 31, 2014
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$13.1	$10.7	$2.4	$—
Equity securities:
U.S. equity funds(1)	73.2	63.2	10.0	—
International equity funds(2)	54.2	2.4	51.8	—
Fixed income funds(3)	756.2	275.1	481.1	—
Real estate fund	1.4	—	—	1.4
Insurance assets	13.8	—	—	13.8
Other Assets	0.5	—	—	0.5
Total	$912.4	$351.4	$545.3	$15.7

	Fair Value Measurements at December 31, 2013
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$86.0	$86.0	$—	$—
Equity securities:
U.S. equity funds(1)	168.6	157.9	10.7	—
International equity funds(2)	63.6	2.6	61.0	—
Fixed income funds(3)	610.4	247.4	363.0	—
Real estate fund	1.3	—	—	1.3
Insurance assets	11.4	—	—	11.4
Total	$941.3	$493.9	$434.7	$12.7

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap, and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments.

(3)
Funds which invest in a diversified portfolio of publicly traded government bonds and corporate bonds, approximately 37% and 63%, respectively, as of December 31, 2014, and approximately 36% and 64%, respectively, as of December 31, 2013. There are no restrictions on these investments.

Fair value measurements of plan assets at December 31, 2014, using significant unobservable inputs (Level 3), are as follows:

	Total	Insurance Assets	Real Estate Fund	Other Assets
Balance at December 31, 2013	$12.7	$11.4	$1.3	$—
Actual return on assets:
Assets held at end of year	—	—	—	—
Assets sold during the year	2.5	2.4	0.1	—
Purchases, sales and settlements	0.5	—	—	0.5
Transfers in/(out)	—	—	—	—
Balance at December 31, 2014	$15.7	$13.8	$1.4	$0.5

The fair values of the postretirement plan assets at December 31, 2014 and 2013, by asset category, are as follows:

	Fair Value Measurements at December 31, 2014
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.0	$1.0	$—	$—
Equity funds(1)	12.7	12.7	—	—
Fixed income funds(2)	10.4	10.4	—	—
Total	$24.1	$24.1	$—	$—

	Fair Value Measurements at December 31, 2013
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.9	$1.9	$—	$—
Equity funds(1)	10.8	10.8	—	—
Fixed income funds(2)	13.1	13.1	—	—
Total	$25.8	$25.8	$—	$—

(1)	Investments in publicly traded funds: 100% invested in an S&P 500 index fund as of December 31, 2014 and 2013.

(2)
A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar-weighted maturity between 3 and 10 years.

The following table reflects expected 2015 cash flows for the pension and postretirement benefit plans:

Expected employer contributions	Pension Plans	Postretirement Plans
U.S. Plans	$1.8	$10.0
Non-U.S. Plans	$3.1	$0.2
The following table reflects total benefits expected to be paid from the U.S. plans and the non-U.S. plans and/or our assets:

	U.S. Plans		Non-U.S. Plans
Expected benefit payments	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
2015	$40.6	$14.5	$5.5	$0.2
2016	41.6	14.8	5.3	0.2
2017	42.5	14.9	5.6	0.2
2018	43.5	14.9	5.9	0.3
2019	44.4	14.7	6.5	0.3
2020-2024	230.1	69.1	37.4	1.7
We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth, and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance.
Amounts expensed related to these plans are as follows:

Years ended December 31,	2014	2013	2012
U.S.
Savings Plan	$20.0	$18.9	$19.6
Non-U.S.
Others	$4.2	$3.7	$2.9

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
Bulk lump sum offer
In September 2014, we commenced a voluntary bulk lump sum (“BLS”) offer program. We offered approximately 3,000 eligible terminated vested and divested employees under the pension plan a voluntary single lump sum payment option in lieu of a future pension benefit. The payouts to the BLS eligible former employees were funded by assets of the pension plan, and most were paid prior to December 31, 2014. The BLS program is part of our pension de-risking strategy and is expected to reduce volatility prospectively and lessen the administrative burden.

15. COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income (“AOCI”) by component for the years ended December 31, 2014 and 2013:

	2014			2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$8.6	$87.1	$95.7	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	(0.9)	(80.3)	(81.2)	(1.0)	(19.7)	(20.7)
Amounts reclassified from AOCI	(1.4)	—	(1.4)	17.4	(56.7)	(39.3)
Net current period OCI	$(2.3)	$(80.3)	$(82.6)	$16.4	$(76.4)	$(60.0)
Balance, end of period	$6.3	$6.8	$13.1	$8.6	$87.1	$95.7
The following table presents a summary of reclassification adjustments out of AOCI for the years ended December 31, 2014 and 2013:

Details of AOCI components	2014	2013	Affected line item in the statement where net income is presented
Pension related adjustments:
Amortization of prior service costs (credits)	$(2.9)	$(3.2)	(1)
Curtailment impact on prior service costs (credits)	0.5	0.1	(2)
	$(2.4)	$(3.1)	Total before tax
	1.0	1.2	Tax expense
	$(1.4)	$(1.9)	Net of tax
Amortization related to discontinued plans	—	0.5	Earnings from operations of discontinued business, net of tax
Impact from sale of Coatings	—	18.8	Net gain (loss) on sale of discontinued operations, net of tax
Total pension related	$(1.4)	$17.4
Cumulative translation adjustments:
Impact from sale of Coatings	$—	$(56.7)	Net gain (loss) on sale of discontinued operations, net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily Manufacturing cost of sales. See Note 14, “Employee Benefit Plans,” for additional information on net periodic pension cost.

(2)	Reclassifications related to curtailments were included in Manufacturing cost of sales in 2014 and in Other (expense) income, net in 2013.

16. ACCRUED EXPENSES
Accrued expenses include the following:

December 31,	2014	2013
Employee benefits	$46.0	$38.1
Pension and other postretirement employee benefits	12.4	11.5
Salaries and wages	16.6	16.5
Taxes other than income taxes	9.6	7.4
Environmental	9.5	11.9
Interest, excluding interest on uncertain tax positions	8.4	13.0
Restructuring costs	3.6	5.2
Customer rebates	5.4	4.6
Insurance related accruals	3.5	3.7
Tax indemnification liability	24.4	16.3
Capital investments	7.5	10.7
Indemnity liability	—	5.7
Texas lockout costs	2.4	—
All other	35.3	33.8
Total	$184.6	$178.4

17. COMMON STOCK AND PREFERRED STOCK
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
We are authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share, of which 71,039,505 shares were outstanding at December 31, 2014. A summary of changes in common stock issued and treasury stock is presented below, as adjusted for the September 2014 stock split.

	Common Stock	Treasury Stock
Balance at December 31, 2011	99,172,396	8,154,720
Purchase of treasury stock	—	2,910,222
Issuance pursuant to stock option and stock-SARS plan	65,326	(1,685,492)
Awards of restricted stock	—	(21,366)
Issuance of deferred shares	—	(12,684)
Balance at December 31, 2012	99,237,722	9,345,400
Purchase of treasury stock	—	20,349,510
Issuance pursuant to stock option and stock-SARS plan	213,782	(1,196,652)
Awards of restricted stock	—	(20,790)
Issuance of deferred shares	—	(34,720)
Balance at December 31, 2013	99,451,504	28,442,748
Purchase of treasury stock	—	1,076,179
Issuance pursuant to stock option and stock-SARS plan	320,932	(753,967)
Awards of restricted stock	—	(17,096)
Issuance of deferred shares	—	(14,933)
Balance at December 31, 2014	99,772,436	28,732,931

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.
Dividends
During 2014, quarterly cash dividends of $0.063, $0.063, $0.125, and $0.125 per share, as adjusted for the September 2014 stock split, were declared and paid totaling $26.9. During 2013 and 2012, four quarterly cash dividends of $0.063 per share, as adjusted for the September 2014 stock split, were declared and paid totaling $19.7 and $22.9, respectively.
On January 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2015 to stockholders of record as of February 10, 2015.
Share Repurchases
During 2014, we repurchased 1,076,179 shares of common stock for $50.0 under our stock buyback program. In 2013, we repurchased 20,349,510 shares of common stock for $750.1 under our stock buyback program. In 2012, we repurchased 2,910,222 shares of our common stock at a total cost of $99.9. On October 16, 2014, the Board of Directors authorized a share buyback program in the amount of $200.0. As of December 31, 2014, there was $150.0 remaining under the buyback program.

18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives, and formulated resins.
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
As discussed in Note 3, the former Coatings business is reported as discontinued operations for all periods presented.

Following is selected information in relation to our continuing operations for the periods indicated as revised for all periods presented in accordance with our business segment structure:

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total Segments
2014
Net sales to external customers	$1,000.1	$325.8	$410.5	$271.3	$2,007.7
Intersegment net sales	1.3	—	—	—	1.3
Total net sales	$1,001.4	$325.8	$410.5	$271.3	$2,009.0
Earnings from operations	$178.2	$30.8	$95.6	$33.9	$338.5
Percentage of sales	17.8%	9.5%	23.3%	12.5%	16.8%
Total assets	$1,220.2	$461.3	$470.1	$207.9	$2,359.5
Capital expenditures	$67.1	$8.3	$64.1	$6.6	$146.1
Depreciation and amortization	$30.0	$17.5	$18.3	$11.0	$76.8
2013
Net sales to external customers	$960.8	$316.3	$382.7	$275.2	$1,935.0
Intersegment net sales	1.5	—	—	0.3	1.8
Total net sales	$962.3	$316.3	$382.7	$275.5	$1,936.8
Earnings from operations	$177.6	$19.0	$86.5	$39.6	$322.7
Percentage of sales	18.5%	6.0%	22.6%	14.4%	16.7%
Total assets	$1,136.7	$483.5	$445.0	$211.1	$2,276.3
Capital expenditures	$144.8	$4.9	$109.8	$12.4	$271.9
Depreciation and amortization	$26.0	$17.6	$15.3	$11.8	$70.7
2012
Net sales to external customers	$877.1	$176.4	$384.2	$270.4	$1,708.1
Intersegment net sales	—	—	—	0.8	0.8
Total net sales	$877.1	$176.4	$384.2	$271.2	$1,708.9
Earnings from operations	$168.5	$11.4	$95.3	$40.8	$316.0
Percentage of sales	19.2%	6.5%	24.8%	15.0%	18.5%
Total assets	$1,014.6	$520.4	$369.1	$206.8	$2,110.9
Capital expenditures	$68.5	$5.1	$60.4	$11.1	$145.1
Depreciation and amortization	$26.3	$8.4	$16.9	$13.6	$65.2

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2014	2013	2012
Net sales:
Net sales from segments	$2,009.0	$1,936.8	$1,708.9
Elimination of intersegment revenue	(1.3)	(1.8)	(0.8)
Total consolidated net sales	$2,007.7	$1,935.0	$1,708.1
Earnings from operations:
Earnings from segments	$338.5	$322.7	$316.0
Corporate and unallocated(1)	(104.8)	(13.3)	(183.8)
Total consolidated earnings from operations	$233.7	$309.4	$132.2
Total assets:
Assets from segments	$2,359.5	$2,276.3	$2,110.9
Other assets(2)	407.7	404.2	1,813.3
Total consolidated assets	$2,767.2	$2,680.5	$3,924.2

(1)
For 2014, corporate and unallocated included the following pre-tax charges: net MTM adjustments of $80.2 for our pension and postretirement benefit plans (including the impact of inventory capitalization); costs of $5.7 in connection with a lockout of employees at one of our plants; and net restructuring charges of $1.0 related to adjustments to our 2013 and 2012 initiatives.

For 2013, corporate and unallocated included the following pre-tax charges: restructuring charges of $6.9 for 2013 initiatives within Industrial Materials and Aerospace Materials to reduce costs associated with the acquired Umeco business; charges of $3.0 for the write down of certain manufacturing assets in our Nagpur, India facility; charges of $1.2 for costs to divest the Industrial Materials distribution product line; and benefits of $27.4 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization).
For 2012, it included the following net pre-tax charges: $55.5 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization); restructuring charges of $21.2 for personnel reductions in the Umeco business and across corporate functions to mitigate continuing costs following the anticipated sale of Coatings; charges of $16.7 for recognition in 2012 for the loss on the sale of the Stamford facility sale that occurred in 2011; charges of $8.4 related to costs incurred for the acquisition of Umeco; and accelerated depreciation of $2.5 for the sale-leaseback of our Stamford facility treated as a financing transaction.
Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coatings business of $12.2 for 2013 and $66.5 for 2012.

(2)	At December 31, 2014, 2013 and 2012, this included cash and cash equivalents of $133.9, $151.8, and $179.3, respectively. At December 31, 2012, includes assets held for sale of $1,471.5.

Operations by Geographic Areas: Net sales to unaffiliated customers presented below are based upon the sales destination, which is consistent with how we manage our businesses. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States. Identifiable assets are those assets used in our operations in each geographic area. Unallocated assets are primarily cash and cash equivalents, miscellaneous receivables, construction in progress, deferred taxes, and the fair values of derivatives.

	2014	2013	2012
Net Sales:
United States	$912.8	$865.2	$782.1
Other Americas	227.2	216.6	195.0
Asia / Pacific	236.7	244.2	218.3
Europe, Middle East and Africa	631.0	609.0	512.7
Total consolidated net sales	$2,007.7	$1,935.0	$1,708.1
U.S. exports included in net sales above:
Other Americas	$104.9	$106.9	$83.0
Asia / Pacific	46.0	42.7	33.7
Europe, Middle East and Africa	103.1	99.2	103.9
Total U.S. exports included in consolidated net sales	$254.0	$248.8	$220.6
Identifiable assets:
United States	$1,112.9	$1,050.2	$1,054.7
Other Americas	277.0	123.7	121.9
Asia / Pacific	146.5	131.3	119.2
Europe, Middle East and Africa	448.8	472.8	418.1
Total identifiable assets	1,985.2	1,778.0	1,713.9
Equity in net assets of and advances to associated companies	—	1.3	1.7
Unallocated assets(1)	782.0	901.2	2,208.6
Total assets	$2,767.2	$2,680.5	$3,924.2

(1)	At December 31, 2014, 2013 and 2012, this includes cash and cash equivalents of $133.9, $151.8, and $179.3, respectively. At December 31, 2012, includes assets held for sale of $1,471.5.
Significant customer: Approximately 21%, 20%, and 19% of our 2014, 2013 and 2012 net sales, respectively, were to Boeing and its subcontractors, of which 20%, 20%, and 18% related to our Aerospace Materials segment, and 1%, 0%, and 1% related to our Industrial Materials segment.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cytec Industries Inc.:
We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II-Valuation and Qualifying Accounts”. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sample Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
February 23, 2015

The Board of Directors and Stockholders
Cytec Industries Inc.:
We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
February 23, 2015

QUARTERLY DATA (UNAUDITED)
(Dollars in millions, except per share amounts)
All per share data for the periods presented below reflect the effects of our September 2014 stock split. See Note 17 for additional information related to this stock split.

	1Q	2Q	3Q	4Q	Year(3)
2014
Net sales	$489.0	$527.1	$506.8	$484.8	$2,007.7
Gross profit(1)	160.0	180.0	164.8	99.2	603.9
Net earnings (loss) attributable to Cytec Industries Inc.	55.9	73.6	53.6	(29.3)	153.8
Earnings (loss) per common share attributable to Cytec Industries Inc.:
Basic net earnings (loss) per share(2)	$0.78	$1.02	$0.74	$(0.41)	$2.13
Diluted net earnings (loss) per share(2)	$0.76	$1.00	$0.73	$(0.41)	$2.09
2013
Net sales	$477.4	$513.8	$463.9	$479.9	$1,935.0
Gross profit(1)	138.6	187.3	150.6	175.3	651.9
Net earnings attributable to Cytec Industries Inc.	35.6	34.6	43.8	59.4	173.5
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$0.40	$0.42	$0.60	$0.83	$2.20
Diluted net earnings per share(2)	$0.39	$0.42	$0.59	$0.81	$2.16

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2)	The sum of the quarters may not equal the full year basic and diluted net earnings per share since each period is calculated separately.

(3)	The sum of the quarters’ financial results may not equal financial results for the full year due to rounding.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.
CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Changes in Internal Control
There were no changes in internal controls during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.
OTHER INFORMATION
Not applicable.

PART III
Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning our executive officers as of February 15, 2015. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions
S. D. Fleming	56	Mr. Fleming is Chairman of the Board, President and Chief Executive Officer, and has held this position for more than five years.
W. N. Avrin	59	Mr. Avrin is Vice President, Corporate and Business Development, and has held this position for more than five years.
R. Charles	57	Ms. Charles is Vice President of Human Resources, and has held this position for more than five years.
D. G. Darazsdi	54
Mr. Darazsdi was elected Vice President and Chief Financial Officer in August 2014. Prior to joining Cytec, he had been Chief Financial Officer from 2007 to 2014 of Pharmaceutical Product Development, LLC, a clinical research company traded publicly until its acquisition by affiliates of the Carlyle Group and Hellman & Friedman in 2011.

M. Radossich	45
Mr. Radossich was appointed President of Cytec Specialty Chemicals in December 2012, and was elected as an officer of Cytec in April 2013. He previously served as Cytec’s Vice President of Safety Health and Environment since July 2011; as Manufacturing Cluster Leader since 2010; Vice President, Global Engineering since 2009, and Vice President, Technical Adhesives since 2008.

R. Smith	56	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.
W. G. Wood	53	Mr. Wood is President of Cytec Aerospace Materials, and has held this position for more than five years.
R.T. Ferguson	53	Mr. Ferguson was elected an officer of Cytec in May 2014. He is Vice President, Taxes, and has held this position for more than five years.
J.P. Fitzgerald	52	Mr. Fitzgerald was elected Treasurer of Cytec in January 2013. He previously served as Controller since July 2007.
R.J. Heslin	61	Mr. Heslin was elected an officer of Cytec in May 2014. He has been Corporate Controller since January 2013. Prior to that he was Assistant Corporate Controller since January 2010.
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
We are required under S-K to disclose changes to our nomination process. The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section and the “Timely Submission of Stockholder Proposals” section (which includes changes resulting from changes to our By-laws) of our definitive Proxy Statement for our 2015 Annual Meeting of Common Stockholders, to be held on April 16, 2015.

Item 11.
EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the “Summary Compensation Table,” the “Grants of Plan-Based Awards,” the “Outstanding Equity Awards at Fiscal Year-End,” the “Option Exercises and Stock Vested,” the “Pension Benefits,” the “Nonqualified Deferred Compensation,” the “Director Compensation Tables,” the “Compensation Discussion and Analysis,” and the “Potential Payments Upon Termination or Change-In-Control” sections of our definitive Proxy Statement for our 2015 Annual Meeting of Common Stockholders, to be held on April 16, 2015.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K will be included under the caption “Cytec Stock Ownership by Directors and Officers” in the 2015 Proxy Statement, and that information is incorporated by reference.
Equity Compensation Plan Information
The table below sets forth, as of December 31, 2014, the number of shares of the Company’s Common Stock issuable upon the exercise of outstanding options, warrants, and rights and their weighted average exercise price, as adjusted for the September 2014 stock split.

Actual at 12/31/2014	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,910,476	(1)	$28.62	4,624,102
Equity compensation plans not approved by stockholders	—		—	—

(1)
The number of securities to be issued upon exercise of outstanding stock settled Stock Appreciation Rights (“SARs”) cannot be determined because it depends on the relative price of a share of Cytec’s stock to the grant price of the stock settled SAR on the date such SAR is exercised.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2015 Annual Meeting of Common Stockholders, to be held on April 16, 2015.

Item 14.
PRINCIPAL ACCOUNTANT
FEES AND SERVICES
The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2015 Annual Meeting of Common Stockholders, to be held on April 16, 2015.

PART IV
Item 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

(a)(1)	List of Financial Statements:
Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2014, 2013 and 2012
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

4.2(e)
Fourth Supplemental Indenture, dated November 12, 2014, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K dated November 12, 2014).

4.3	8.95% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K dated July 6, 2009).
4.4	3.50% Senior Note due 2023 (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K, dated February 28, 2013).
4.5	3.95% Senior Note due 2025 (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K, dated November 5, 2014).

Exhibit No.	Description
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

10.2
Cytec Compensation Taxation Equalization Plan, as restated effective January 31, 2012 (incorporated by reference to Exhibit 10.2 to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).

10.2(a)	1993 Stock Award and Incentive Plan, as amended effective September 17, 2014 (incorporated by reference to Exhibit 10.2 to Cytec’s current report on Form 8-K dated September 18, 2014).
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

10.2(c)
Form of Performance Cash Award Grant Letter used for grants to executive officers from January 26, 2011 to December 31, 2011 (incorporated by reference to Exhibit 10.2(c) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).

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

10.2(d)(iv)
Form of Performance Cash Award letter used for grants to executive officers from January 30, 2012 to December 31, 2014 (incorporated by reference to Exhibit 10.2(d)(iv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).

10.2(d)(v)
Form of Restricted Stock Unit Award letter used for grants to executive officers from January 30, 2012 to December 31, 2014 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).

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

10.2(d)(xii)
Form of Stock Option Grant letter used for grants to executive officers from January 30, 2012 to December 31, 2014 (incorporated by reference to Exhibit 10.2(d)(xii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).

Exhibit No.	Description
10.2(d)(xiii)
Form of Stock Option Grant letter used for grants from January 30, 2012 to executive officers residing in Belgium (incorporated by reference to Exhibit 10.2(d)(xiii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).

10.2(d)(xiv)	Form of 2010 Executive Claw Back Acknowledgement (incorporated by reference to exhibit 10.2(d)(xv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(xv)	Offer Letter, dated June 20, 2014, between the Company and Daniel G. Darazsdi (incorporated by reference to Exhibit 10.2(q) to Cytec’s current report on Form 8-K dated June 25, 2014).
10.2(d)(xvi)
Form of Restricted Stock Award, between the Company and Daniel G. Darazsdi for grant to new executive officer (incorporated by reference to Exhibit 10.2(r) to Cytec’s current report on Form 8-K dated June 25, 2014).

10.2(d)(xvii)	Form of Performance Cash Award letter used for grants to executive officers from January 26, 2015.
10.2(d)(xviii)	Form of Restricted Stock Unit Award letter (with deferral) used for grants to executive officers from January 26, 2015.
10.2(d)(xix)	Form of Restricted Stock Unit Award letter (no deferral) used for grants to executive officers from January 26, 2015.
10.2(d)(xx)	Form of Stock Option Grant letter used for grants to executive officers from January 26, 2015.
10.2(e)	Executive Income Continuity Plan, as amended and restated January 31, 2012 (incorporated by reference to Exhibit 10.2(e) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(f)	Key Manager Income Continuity Plan, as amended and restated June 29, 2010 (incorporated by reference to Exhibit 10.2(g) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2010).
10.2(g)	Employee Income Continuity Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(h) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
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

Exhibit No.	Description
18.2
Preferability Letter Regarding Change in Accounting Policy Relating to Pension and Other Postemployment Benefits (incorporated by reference to Exhibit 18 to Cytec’s quarterly report on Form 10-Q for the period ended June 30, 2013).

21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24(a-i)	Powers of Attorney of C.A. Davis, A.G. Fernandes, D. Hess, L. L. Hoynes, Jr., B. C. Johnson, C.P. Lowe, W. P. Powell, T.W. Rabaut, and R. P. Sharpe.
31.1	Certification of Shane Fleming, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel G. Darazsdi, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Shane Fleming, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel G. Darazsdi, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 23, 2015	By:	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 23, 2015	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

DATE: February 23, 2015	/s/ Daniel G. Darazsdi
D. G. Darazsdi, Vice President,
Chief Financial and Accounting Officer

*
C.A. Davis, Director

*
A.G. Fernandes, Director

*
D. Hess, Director	*By:	/s/ R. Smith
Attorney-in-Fact
*
L. L. Hoynes, Jr., Director

*
C. P. Lowe, Director

*
B. C. Johnson, Director

*
W. P. Powell, Director

*
T.W. Rabaut, Director

*
R. P. Sharpe, Director

DATE: February 23, 2015

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

Description	Balance at 12/31/2013	Additions or (deductions) charged or (credited) to expenses		Other additions or (deductions)		Balance at 12/31/2014
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$4.6	$0.7		$(1.5)	(1)	$3.8
Deferred tax asset valuation allowance	$125.9	$(11.3)	(2)	$—		$114.6
Environmental accruals	$63.1	$4.2		$(7.8)	(3)	$59.5

(1)	Principally bad debt write-offs and recoveries.

(2)	Decrease primarily due to adjustment of $10.2 to capital loss on sale of Coatings business.

(3)	Environmental remediation spending of $7.0, and an unfavorable exchange impact of $0.8.

Description	Balance at 12/31/2012	Additions or (deductions) charged or (credited) to expenses		Other additions or (deductions)		Balance at 12/31/2013
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$4.7	$1.5		$(1.6)	(1)	$4.6
Deferred tax asset valuation allowance	$21.0	$104.7	(2)	$0.2		$125.9
Environmental accruals	$68.1	$4.3		$(9.3)	(3)	$63.1

(1)	Principally bad debt write-offs and recoveries.

(2)	Increase due to capital loss on sale of Coatings business.

(3)	Environmental remediation spending of $8.7, and unfavorable exchange impact of $0.6.

Description	Balance at 12/31/2011	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance at 12/31/2012
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$1.3	$4.6	$(1.2)	(1)	$4.7
Deferred tax asset valuation allowance	$21.2	$(1.2)	$1.0	(2)	$21.0
Environmental accruals	$69.4	$1.6	$(2.9)	(3)	$68.1

(1)	Principally bad debt write-offs and recoveries.

(2)	Valuation allowances inherited as part of Umeco acquisition.

(3)	Environmental remediation spending of $3.9, favorable exchange impact of $0.4, and acquired Umeco accruals of $0.7.