Form 10-Q
period 2015-03-31
CYTEC INDUSTRIES INC/DE/
filed 2015-04-20
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
Form 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 71,396,882 shares of common stock outstanding at April 13, 2015.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$515.0	$489.0
Manufacturing cost of sales	371.0	329.0
Selling and technical services	35.3	36.8
Research and process development	12.4	12.8
Administrative and general	32.2	29.4
Amortization of acquisition intangibles	3.4	3.6
Earnings from operations	60.7	77.4
Other income (expense), net	0.3	(0.6)
Interest expense, net	3.7	3.2
Earnings from continuing operations before income taxes	57.3	73.6
Income tax provision	14.8	17.7
Earnings from continuing operations	42.5	55.9
Earnings from operations of discontinued business, net of tax	—	—
Net gain on sale of discontinued operations, net of tax	—	—
Earnings from discontinued operations, net of tax	—	—
Net earnings	$42.5	$55.9
Comprehensive (loss) income	$(14.0)	$49.6
Earnings per share:
Basic earnings per common share:
Continuing operations	$0.59	$0.78
Discontinued operations	—	—
	$0.59	$0.78
Diluted earnings per common share:
Continuing operations	$0.58	$0.76
Discontinued operations	—	—
	$0.58	$0.76
Dividends per common share	$0.125	$0.063
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$107.3	$133.9
Trade accounts receivable, less allowance for doubtful accounts of $3.4 and $3.8 at March 31, 2015 and December 31, 2014, respectively	300.8	265.1
Other accounts receivable	76.2	74.6
Inventories	284.2	307.6
Deferred income taxes	31.7	27.4
Other current assets	21.6	26.2
Total current assets	821.8	834.8
Plants, equipment and facilities, at cost	1,665.0	1,680.8
Less: accumulated depreciation	(563.5)	(559.4)
Net plant investment	1,101.5	1,121.4
Acquisition intangibles, net of accumulated amortization of $73.1 and $70.8 at March 31, 2015 and December 31, 2014, respectively	133.8	141.6
Goodwill	500.9	508.8
Deferred income taxes	38.3	41.2
Other assets	126.4	119.4
Total assets	$2,722.7	$2,767.2
Liabilities
Current liabilities
Accounts payable	$177.9	$172.4
Current maturities of long-term debt	1.5	1.2
Accrued expenses	156.2	184.6
Income taxes payable	9.8	8.4
Deferred income taxes	0.2	0.3
Total current liabilities	345.6	366.9
Long-term debt	740.4	741.7
Pension and other postretirement benefit liabilities	239.0	245.9
Other noncurrent liabilities	168.4	170.3
Deferred income taxes	29.6	31.4
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 99,800,369 at March 31, 2015 and 99,772,436 at December 31, 2014	1.0	1.0
Additional paid-in capital	474.5	474.2
Retained earnings	1,733.1	1,699.6
Accumulated other comprehensive income	(43.4)	13.1
Treasury stock, at cost, 28,409,686 shares at March 31, 2015 and 28,732,931 shares at December 31, 2014	(965.5)	(976.9)
Total stockholders’ equity	1,199.7	1,211.0
Total liabilities and stockholders’ equity	$2,722.7	$2,767.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities
Net earnings	$42.5	$55.9
Earnings from discontinued operations, net of tax	—	—
Net earnings from continuing operations	42.5	55.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	17.2	14.9
Amortization	4.2	4.5
Share-based compensation	3.1	3.0
Deferred income taxes	(1.3)	10.0
Pension and postretirement benefit expense (income)	(0.8)	0.2
Contributions to pension and postretirement plans	(2.8)	(2.6)
Non-cash loss on disposal of assets	0.4	0.9
Unrealized loss on foreign currency forward contracts	(3.4)	1.4
Changes in operating assets and liabilities:
Trade accounts receivable	(53.8)	(20.6)
Other receivables	0.9	0.6
Inventories	15.2	(20.6)
Other assets	(1.5)	1.4
Accounts payable	14.5	45.4
Accrued expenses	(23.2)	(18.7)
Income taxes payable	2.3	(6.0)
Other liabilities	0.5	(8.7)
Net cash provided by operating activities of continuing operations	14.0	61.0
Net cash provided by operating activities of discontinued operations	—	0.3
Net cash provided by operating activities	14.0	61.3
Cash flows used in investing activities:
Additions to plants, equipment and facilities	(33.9)	(63.8)
Other investing activities, net	—	(0.1)
Net cash used in investing activities	(33.9)	(63.9)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.2	0.2
Payments on long-term debt	(0.1)	(0.3)
Cash dividends	(8.9)	(4.5)
Proceeds from the exercise of stock options	6.2	8.1
Excess tax benefits from share-based payment arrangements	2.2	3.8
Net cash (used in) provided by financing activities	(0.4)	7.3
Effect of currency rate changes on cash and cash equivalents	(6.3)	0.3
(Decrease) increase in cash and cash equivalents	(26.6)	5.0
Cash and cash equivalents, beginning of period	133.9	151.8
Cash and cash equivalents, end of period	$107.3	$156.8
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
Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and other disclosures. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented.
The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company’s 2014 Annual Report on Form 10-K. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.
Except for the number of authorized shares and par value, all references to shares and per share data for all periods presented herein reflect the impact of the 2-for-1 stock split in the form of a stock dividend which was effective in September 2014, as discussed in Note 17 of our 2014 Form 10-K.
Reclassifications
Certain amounts reported for prior years in the unaudited consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). ASU 2015-03 is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently evaluating this guidance.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this guidance, but do not anticipate it will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which will supersede current revenue recognition guidance in Accounting Standards Codification Topic 605, “Revenue Recognition.” The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. This new standard requires adoption in the first quarter of 2017; however, in April 2015, the FASB proposed a one-year delay in the effective date of the standard. Adoption can occur using one of two prescribed transition methods. We have not yet selected a transition method and continue to evaluate the impact this guidance will have on our future consolidated financial statements and related disclosures.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three months ended March 31, 2014 related to our former Coating Resins (“Coatings”) business and other divestitures.

	Three Months Ended March 31, 2014
	Coatings	Pre- Acquisition Umeco	Total
Net sales	$—	$—	$—
(Loss) gain on sale of discontinued operations	(4.1)	3.6	(0.5)
Income tax benefit (expense) on (loss) gain on sale	0.5	—	0.5
Earnings from discontinued operations, net of tax	$(3.6)	$3.6	$—
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended March 31, 2014, we recorded after-tax charges of $1.8 related to certain of these tax liabilities. Additionally, in the first quarter of 2014, we recorded a tax benefit of $0.4 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions, offset by after-tax charges of approximately $2.2 recorded in the first quarter of 2014 for purchase price and working capital adjustments related to the sale. These after-tax losses are included in Net gain on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
Other divestitures
Former Umeco entities divested prior to our acquisition
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain on sale of discontinued operations, net of tax in the consolidated statement of income for the three months ended March 31, 2014.

4. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our Corporate and Unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended March 31,
	2015	2014
Manufacturing cost of sales	$1.1	$0.1
Selling and technical services	0.3	—
Administrative and general	2.2	—
Total	$3.6	$0.1

Details of our 2015 restructuring initiatives are as follows:
During the first quarter of 2015, we approved plans to realign the supporting structure of all our segments and across various functions to take advantage of synergies from the ongoing implementation of our single, global enterprise resource planning (“ERP”) project. These plans resulted in a restructuring charge of $3.5 for severance related to the elimination of approximately 55 positions. The initiative is expected to be completed by the end of 2016. The remaining reserve relating to the 2015 restructuring initiatives at March 31, 2015 is $2.5.
Updates to our 2013 restructuring initiatives are as follows:
The remaining reserve relating to the 2013 restructuring initiatives at March 31, 2015 is $1.6.
Updates to our 2012 restructuring initiatives are as follows:
During the first three months of 2015, we recorded a net adjustment of $0.1 to the 2012 restructuring initiatives. The remaining reserve relating to the 2012 restructuring initiatives at March 31, 2015 is $2.4.
Following are the changes in the restructuring reserve balance through the first three months of 2015:

Restructuring Initiatives:	2012	2013	2015	Total
Balance at December 31, 2013	$4.8	$1.8	$—	$6.6
2014 (credits) charges	(0.4)	1.4	—	1.0
Non-cash items (1)	—	(0.5)	—	(0.5)
Cash payments	(1.2)	(0.9)	—	(2.1)
Balance at December 31, 2014	$3.2	$1.8	$—	$5.0
First quarter charges	0.1	—	3.5	3.6
Non-cash items(1)	—	(0.1)	—	(0.1)
Cash payments	(0.9)	(0.1)	(1.0)	(2.0)
Balance at March 31, 2015	$2.4	$1.6	$2.5	$6.5
______________________

(1)	Includes accelerated depreciation of plant assets at our California sites.

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
The weighted average assumptions for the three months ended March 31, 2015 and 2014 are noted in the following table:

	Three Months Ended March 31,
	2015	2014
Expected life (years)	6.2	6.3
Expected volatility	30.4%	34.6%
Expected dividend yield	1.03%	0.63%
Risk-free interest rate	2.31%	3.00%
Weighted-average fair value per option	$14.35	$16.40
The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As share-based compensation recognized in the consolidated statements of income is based on awards ultimately expected to vest, we incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

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
At March 31, 2015, there were approximately 7,500,000 shares reserved for issuance under the 1993 Plan, inclusive of approximately 3,700,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2015 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,996,794	$28.84
Granted	556,902	44.54
Exercised	(306,085)	25.70
Forfeited	(4,858)	44.17
Outstanding at March 31, 2015	3,242,753	$31.81	6.8	$72.1
Exercisable at March 31, 2015	2,126,216	$25.84	5.5	$60.0
During the three months ended March 31, 2015, we granted 556,902 stock options. The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2015 and 2014 was $14.35 and $16.40 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.1 and $2.0 during the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2015 and 2014 was $7.5 and $19.8, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises.
As of March 31, 2015, there was $11.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $3.7 and $6.8 for the three months ended March 31, 2015 and 2014, respectively. Cash received from stock options exercised was $6.2 and $8.1 for the three months ended March 31, 2015 and 2014, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended March 31, 2015 and 2014 was $0.1 and $0.4, respectively. The total amount of pre-tax income recognized for cash-settled SARS was $0.1 during each of the three months ended March 31, 2015 and 2014. The liability related to our cash-settled SARS was $0.2 at December 31, 2014. There were no cash-settled SARS outstanding as of March 31, 2015.
Nonvested stock, nonvested stock units and performance stock
The 1993 Plan provides for the issuance of nonvested stock, nonvested stock units and performance stock. Nonvested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2015 and 2014, and there were no outstanding performance stock awards as of March 31, 2015.

A summary of nonvested stock and nonvested stock units for the three months ended March 31, 2015 is presented below:

Nonvested Stock and Nonvested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2015	307,882	$34.66
Granted	65,369	43.04
Vested	(97,126)	24.42
Forfeited	(518)	43.39
Nonvested at March 31, 2015	275,607	$40.24
During the three months ended March 31, 2015, we granted 65,369 nonvested stock units to employees, which generally vest on the third anniversary of the grant date. The weighted-average fair value of the nonvested stock units on the grant date was $43.04 per share. The total amount of share-based compensation expense recognized for nonvested stock and nonvested stock units was $0.9 during each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, there was $5.1 of total unrecognized compensation cost related to nonvested stock and nonvested stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory was approximately $0.5 as of both March 31, 2015 and December 31, 2014.
At March 31, 2015 and December 31, 2014, our Additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $91.8 and $89.6, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Earnings from continuing operations	$42.5	$55.9
Earnings from discontinued operations, net of tax	—	—
Net earnings	$42.5	$55.9
Denominator:
Weighted average shares outstanding	71,784	71,891
Effect of dilutive shares:
Options and stock-settled SARS	896	1,173
Nonvested shares and units	168	231
Diluted average shares outstanding	72,848	73,295
Basic earnings per common share:
Earnings from continuing operations	$0.59	$0.78
Earnings from discontinued operations	—	—
Net earnings per common share	$0.59	$0.78
Diluted earnings per common share:
Earnings from continuing operations	$0.58	$0.76
Earnings from discontinued operations	—	—
Net earnings per common share	$0.58	$0.76
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Options	643	255
Stock-settled SARS	—	—
Nonvested shares and units	—	—
Total	643	255

7. INVENTORIES
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Finished goods	$183.0	$204.1
Work in progress	13.3	10.8
Raw materials and supplies	87.9	92.7
Total inventories	$284.2	$307.6

8. DEBT
Long-term debt, including the current portion, consisted of the following:

	March 31, 2015		December 31, 2014
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2019	$—	$—	$—	$—
8.95% notes due July 1, 2017	82.3	82.2	82.3	82.2
3.5% notes due April 1, 2023	400.0	397.8	400.0	397.7
3.95% notes due May 1, 2025	250.0	249.9	250.0	249.9
Other	15.9	12.0	17.4	13.1
Total debt	$748.2	$741.9	$749.7	$742.9
Less: current maturities	(1.7)	(1.5)	(1.4)	(1.2)
Long-term debt	$746.5	$740.4	$748.3	$741.7
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
Revolving Credit Facility
At March 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility (the “Facility”), and $400.0 was available for borrowing under the Facility. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”); and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Fair value
At March 31, 2015 and December 31, 2014, the fair value of our debt was $764.2 and $761.5, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 15. These inputs include a discounted cash flow analysis, which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Interest
The weighted-average interest rate on all of our debt was 4.35% and 5.33% as of March 31, 2015 and 2014, respectively. We had no short-term borrowings outstanding at March 31, 2015 and December 31, 2014.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of March 31, 2015 and December 31, 2014, the aggregate environmental related accruals were $58.9 and $59.5, respectively, of which $9.5 was included in accrued expenses for both periods, with the remainder of $49.4 and $50.0 included in other noncurrent liabilities as of March 31, 2015 and December 31, 2014, respectively. Environmental remediation spending for the three months ended March 31, 2015 and 2014 was $1.3 and $0.9, respectively.
We review our environmental remediation accruals quarterly, and adjust our environmental related accruals as needed based on new information. During the three months ended March 31, 2015, our adjustments resulted in a net increase of $1.5 in our environmental related accruals, consisting of an increase of $0.8 related primarily to an inactive U.S. site to implement a Remedial Work Action Plan based on new findings and an increase of $0.7 related to several other sites.
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
A further discussion of environmental matters can be found in Note 12 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.
Other Contingencies
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.
As of March 31, 2015 and December 31, 2014, the aggregate self-insured and insured contingent liability was $45.9 for both periods and the related insurance recovery receivable for the liability as well as claims for past payments was $19.7 at both March 31, 2015 and December 31, 2014. The asbestos liability included in the above amounts was $36.5 at both March 31, 2015 and December 31, 2014 and the insurance receivable related to the liability as well as claims for past payments was $19.4 and $19.3 at March 31, 2015 and December 31, 2014, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Number of claimants at beginning of period	5,200	8,100
Number of claimants associated with claims closed during period	—	(3,000)
Number of claimants associated with claims opened during period	—	100
Number of claimants at end of period	5,200	5,200
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
We have access to a substantial amount of primary and excess general liability insurance for public nuisance and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment related public nuisance claims. We have agreements with two of our insurers to date, which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related public nuisance claims.
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
A further discussion of other contingencies can be found in Note 12 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.
Commitments
We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2014 are set forth in Note 12 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

10. COMPREHENSIVE (LOSS) INCOME
The components of comprehensive (loss) income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Net earnings	$42.5	$55.9
Other comprehensive (loss) income:
Accumulated pension liability, net of tax	(0.4)	(0.4)
Foreign currency translation adjustments	(56.1)	(5.9)
Comprehensive (loss) income	$(14.0)	$49.6

The following table presents changes in accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$6.3	$6.8	$13.1	$8.6	$87.1	$95.7
Other comprehensive income before reclassifications	—	(56.1)	(56.1)	—	(5.9)	(5.9)
Amounts reclassified from AOCI	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Net current period OCI	(0.4)	(56.1)	(56.5)	(0.4)	(5.9)	(6.3)
Balance, end of period	$5.9	$(49.3)	$(43.4)	$8.2	$81.2	$89.4
The following table presents a summary of reclassification adjustments out of AOCI for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Affected line item in the Consolidated Statements of Income
Details of AOCI component	2015	2014
Pension related adjustments:
Amortization of prior service costs (credits)	$(0.7)	$(0.7)	(1)
	(0.7)	(0.7)	Total before tax
	0.3	0.3	Tax expense
Total pension reclassifications	$(0.4)	$(0.4)	Net of tax
__________________

(1)
These AOCI components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 16 - Employee Benefit Plans for additional information on net periodic pension cost.

11. INCOME TAXES
The effective tax rate for continuing operations for the three months ended March 31, 2015 was a tax provision of 25.8%, or $14.8, compared to 24.1%, or $17.7, for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was favorably impacted by a tax benefit of $1.4 attributable to the reversal of certain tax reserves due to the expiration of the statute of limitations for an international jurisdiction, and a favorable net tax rate change of $1.0 with respect to deferred tax assets and liabilities for the U.S., offset by a tax expense of $0.7 attributable to a net valuation allowance adjustment related to certain jurisdictions.
As of March 31, 2015, the amount of gross unrecognized tax benefits for continuing operations is $8.7 (excluding interest) of which $8.3 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2014 for continuing operations was $10.0 (excluding interest), of which $9.6 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $1.2 as of December 31, 2014. Activity for the three months ended March 31, 2015 included a net $0.1 decrease due to settlements and foreign exchange, thus resulting in a liability for the payment of interest of $1.1 as of March 31, 2015.

12. OTHER FINANCIAL INFORMATION
Dividends
On January 27, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2015 to shareholders of record as of February 10, 2015. Cash dividends paid during the three months ended March 31, 2015 and 2014 were $8.9 and $4.5, respectively. On April 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2015 to shareholders of record as of May 11, 2015.

Income taxes paid
Income taxes paid for the three months ended March 31, 2015 and 2014 were $11.6 and $15.0, respectively.
Interest
Interest paid for the three months ended March 31, 2015 and 2014 was $3.7 and $7.4, respectively. Interest income for the three months ended March 31, 2015 and 2014 was $0.2 and $0.1, respectively.

13. SEGMENT INFORMATION
Summarized segment information for our four continuing segments for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
Net sales:	2015	2014
Aerospace Materials	$259.3	$243.4
Industrial Materials	78.7	83.2
In Process Separation	107.3	96.2
Additive Technologies	69.7	66.2
Total consolidated net sales	$515.0	$489.0

	Three Months Ended March 31,
Earnings from operations:	2015	% of Sales	2014	% of Sales
Aerospace Materials	$49.7	19%	$37.9	16%
Industrial Materials	6.9	9%	8.2	10%
In Process Separation	28.8	27%	19.2	20%
Additive Technologies	9.1	13%	7.9	12%
Earnings from segments	$94.5	18%	$73.2	15%
Corporate and Unallocated, net (1)	(33.8)		4.2
Total earnings from operations	$60.7	12%	$77.4	16%
______________________

(1)
For the three months ended March 31, 2015, Corporate and Unallocated, net includes charges of $15.8 for net mark-to-market (“MTM”) adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2014 MTM adjustment, costs of $7.5 in connection with a lockout of employees at one of our plants, and restructuring charges of $3.6, which are detailed further in Note 4. For the three months ended March 31, 2014, it includes benefits of $6.2 for MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2013 MTM adjustment.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2014	$233.7	$182.2	$65.1	$27.8	$508.8
2015 Activity:
Foreign currency translation adjustments	(3.9)	(3.1)	(0.9)	—	(7.9)
Balance at March 31, 2015	$229.8	$179.1	$64.2	$27.8	$500.9

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (Years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2015	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Technology-based	14.3	$46.0	$47.3	$(27.0)	$(26.6)	$19.0	$20.7
Marketing-related	10.3	13.5	13.8	(7.8)	(7.6)	5.7	6.2
Customer-related	15.8	147.4	151.3	(38.3)	(36.6)	109.1	114.7
Total		$206.9	$212.4	$(73.1)	$(70.8)	$133.8	$141.6
Amortization of acquisition intangibles for the three months ended March 31, 2015 and 2014 was $3.4 and $3.6, respectively.
Assuming no change in the gross carrying amount of acquisition intangibles and the 2015 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2015	2016	2017	2018	2019	2020
Intangibles amortization expense	$14.1	$14.0	$11.7	$9.9	$9.8	$9.4

15. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other income (expense), net.
At March 31, 2015, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $238.9. Of this total, $172.5 was attributed to the exposure in forward selling/purchase of USD, and $66.4 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at March 31, 2015 and December 31, 2014 were $2.7 and $6.1, respectively.
Credit risk
At March 31, 2015, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2015, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following table summarizes the impact of derivative instruments on our consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$1.3	Other current assets	$0.6	Accrued expenses	$4.0	Accrued expenses	$6.7

The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the three months ended March 31, 2015 and 2014:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Three Months Ended March 31,
		2015	2014
Foreign currency forwards	Other income (expense), net	$(15.5)	$(0.7)
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
The net fair value of our foreign currency forward contracts, based on Level 2 inputs, at March 31, 2015 was approximately $(2.7).
As of March 31, 2015, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the three months ended March 31, 2015. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS
Net periodic (benefit) cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended March 31,	2015	2014	2015	2014
Service cost	$0.5	$0.9	$0.3	$0.2
Interest cost	8.3	10.9	2.0	2.0
Expected return on plan assets	(10.8)	(12.8)	(0.3)	(0.3)
Net amortization	—	—	(0.7)	(0.8)
Net periodic (benefit) cost	$(2.0)	$(1.0)	$1.3	$1.1
We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2 in 2015 to our pension and postretirement plans, respectively. Through March 31, 2015, actual contributions to our continuing pension and postretirement plans were $1.2 and $1.6, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2015 and 2014 were $7.6 and $6.7, respectively.

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
We report net sales in four geographic regions: North America, Latin America, Asia/Pacific, and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported, which is consistent with management’s view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America, and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia, and the islands of the South Pacific Rim.
Increasing selling volumes, geographic expansion, and new product introductions are important factors of our profitability. Selling price changes and raw material cost changes year on year are also important factors of our profitability especially in years of high volatility. See our Segment Results for discussion of the year-to-year impact of these important factors.
Segments
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphine chemicals. The Additive Technologies segment includes polymer additives, specialty additives, and formulated resins. We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. During the three months ended March 31, 2014, we recorded after-tax charges of $1.8 related to certain of these tax liabilities. Additionally, in the first quarter of 2014, we recorded a tax benefit of $0.4 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions, offset by after-tax charges of approximately $2.2 recorded in the first quarter of 2014 for purchase price and working capital adjustments related to the sale. These after-tax losses are included in Net gain on sale of discontinued operations, net of tax in the consolidated statements of income.
As of March 31, 2015, the final working capital adjustment on the Coatings divestiture transaction is in dispute. We believe we will recover at least the net amount we have recorded with respect to the final working capital adjustment.
Other divestitures
Former Umeco entities divested prior to our acquisition
As part of our acquisition accounting for Umeco in 2012, we established reserves related to income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to it its divestiture. We continued to accrue interest through the end of 2013. In the first quarter of 2014, we agreed to a settlement for audit periods through March 31, 2009, which resulted in a benefit of approximately $3.6. The benefit is included in Net gain on sale of discontinued operations, net of tax in the consolidated statement of income for the three months ended March 31, 2014.

Three Months Ended March 31, 2015, Compared With Three Months Ended March 31, 2014
Consolidated Results
Net sales for the three months ended March 31, 2015 were $515.0, up 5% compared to net sales of $489.0 for the three months ended March 31, 2014. Overall selling volumes were up 7%, which was partially offset by an unfavorable 2% impact ($9.3) of changes in exchange rates. Selling prices remained flat. Aerospace Materials net sales increased by 7%, of which 6% was from higher selling volumes and 1% was due to price increases. Net sales for Industrial Materials segment decreased 5%, in which a 7% unfavorable impact from changes in exchange rates was partly offset by volume increases of 1% and selling price increases of 1%. Net sales for In Process Separation increased 12%, due to sales volume increases of 13% that were partly offset by a 1% unfavorable impact from changes in exchange rates. Additive Technologies’ net sales were up 5% compared to 2014, as volume increases of 10% were partly offset by the unfavorable impact from changes in exchange rates of 4% and lower selling prices of 1%.
For a detailed discussion on sales, refer to the Segment Results section below.
Manufacturing cost of sales was $371.0, or 72.0% of net sales, in the three months ended March 31, 2015, compared with $329.0, or 67.3% of net sales, in the three months ended March 31, 2014. Total manufacturing costs increased by $42.0, related mostly to higher manufacturing and other period costs of $26.5 due to higher overall plant operating costs, inflationary factors and higher spending to meet increased volume demands. This included $7.5 of costs in 2015 resulting from an employee lockout at our manufacturing plant in Greenville, Texas. The lockout settled in the first quarter of 2015, but the higher costs of inventory produced during the lockout continues to impact cost of sales as that inventory is sold. Additionally, we incurred a $22.0 year on year increase in pension and other postemployment benefits (“OPEB”) mark-to-market (“MTM”) adjustments, and higher materials costs and freight of $7.8 related to higher sales volumes. Partly offsetting these cost increases were a $12.1 favorable impact from changes in exchange rates and $2.4 of net lower raw material costs.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $0.9 in the three months ended March 31, 2015 versus the three months ended March 31, 2014. The increase was due primarily to higher restructuring costs of $2.5 due to implementation of a restructuring initiative in the first quarter of 2015, and $2.0 of higher costs associated with the continuing development and implementation of a single, global enterprise resource planning (“ERP”) system. The increase was mostly offset by a $3.7 favorable impact from changes in exchange rates.
Amortization of acquisition intangibles was $3.4 and $3.6 in the first three months of 2015 and 2014, respectively.
Other income (expense), net was income of $0.3 in the first three months of 2015 compared to an expense of $0.6 in the first three months of 2014. In the first quarter of 2015 and 2014, Other income (expense), net included foreign exchange gains of $0.8 and foreign exchange losses of $0.3, respectively.
Interest expense, net was $3.7 for the three months ended March 31, 2015 compared with $3.2 in the prior year. The increase of $0.5 is primarily due to lower capitalized interest of $2.1 related to the completion of several of our major capital projects in our growth product lines in 2014, partly offset by lower interest expense of $1.5, mostly from the redemption of higher interest debt in the fourth quarter of 2014 and replacement with new debt issued at a lower rate, and higher interest income of $0.1.
The effective tax rate for continuing operations for the three months ended March 31, 2015 was a tax provision of 25.8%, or $14.8, compared to a tax provision of 24.1%, or $17.7, for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was favorably impacted by a tax benefit of $1.4 attributable to the reversal of certain tax reserves due to the expiration of the statute of limitations for an international jurisdiction, and a favorable net tax rate change of $1.0 with respect to deferred tax assets and liabilities for the U.S., offset by a tax expense of $0.7 attributable to a net valuation allowance adjustment related to certain jurisdictions.
Earnings from continuing operations for the three months ended March 31, 2015 were $42.5 ($0.58 per diluted share), a decrease of $13.4 from $55.9 ($0.76 per diluted share) reported for the same period in 2014. Included in the three months ended March 31, 2015 was an after-tax charge of $9.9 ($0.14 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2014 MTM adjustments, after-tax charges of $4.8 ($0.07 per diluted share) related to expenses incurred and associated with the lockout of employees at one of our manufacturing plants, and net after-tax charges of $2.4 ($0.03 per diluted share) for restructuring charges primarily related to 2015 initiatives related to realignment of support functions across all segments related to on-going development and implementation of our new ERP platform. Included in the three months ended March 31, 2014 was an after-tax benefit of $3.8 ($0.05 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2013 MTM adjustments.

Earnings from discontinued operations, net of tax, were $0 in both the first three months of 2015 and 2014. For 2014, Earnings from discontinued operations, net of tax included benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to its divestiture. This was offset by after-tax charges of $1.8 for adjustments to certain tax indemnities related to our former Coatings business for taxable periods prior to divestiture. Additionally, in the first quarter of 2014, we recorded after-tax charges of approximately $1.8 related to purchase price and working capital adjustments relating to the Coatings divestiture.
Net earnings for the three months ended March 31, 2015 were $42.5 ($0.58 per diluted share), a decrease of $13.4 from the net earnings of $55.9 ($0.76 per diluted share) in the same period in 2014.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the year are set forth below.
Aerospace Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$163.3	$148.4	10%	2%	8%	—%
Latin America (1)	1.8	2.2	—%	—%	—%	—%
Asia/Pacific	18.0	17.8	1%	—%	1%	—%
Europe/Middle East/Africa	76.2	75.0	2%	—%	2%	—%
Total	$259.3	$243.4	7%	1%	6%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 7% for the first three months of 2015 compared to 2014. Overall selling volumes were up 6%, mostly due to higher demand in the rotorcraft and certain defense sectors, and build rate increases for business and regional jets and large commercial transport. Additionally, selling prices increased net sales by 1%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $49.7, or 19% of net sales in 2015, compared with $37.9, or 16% of net sales in 2014. The $11.8 increase in earnings consisted of improved marginal income due to higher selling volumes of $15.1, selling price increases of $2.6, lower operating expenses of $2.2 primarily in commercial and research and development due to the timing of project spending and cost reduction initiatives, and lower raw material costs of $1.6. Additionally, changes in exchange rates favorably impacted earnings by $3.9. These improvements in earnings were partially offset by $9.0 of higher net period costs in 2015 due to expenses associated with ongoing capital projects, inflation, higher spending to meet increased volume demands, and higher freight. Additionally, there was an unfavorable impact from absorption of $4.5 driven by inventory reductions.
Industrial Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$28.5	$29.6	(4)%	1%	(5)%	—%
Latin America (1)	3.6	2.0	—%	—%	—%	—%
Asia/Pacific (1)	5.4	2.6	—%	—%	—%	—%
Europe/Middle East/Africa	41.2	49.0	(16)%	—%	(5)%	(11)%
Total	$78.7	$83.2	(5)%	1%	1%	(7)%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales were down 5% overall from 2014. The increase in selling volumes of 1% and selling price increases of 1% over 2014 were more than offset by the unfavorable impact from changes in exchange rates of 7%. This exchange rate impact was mostly in Europe, as the U.S. dollar strengthened significantly against the Euro year over year.

Earnings from operations were $6.9, or 9% of net sales in 2015, compared with $8.2, or 10% of net sales in 2014. The $1.3 decrease in earnings was driven by increased period costs of approximately $1.9 due to increased plant and personnel costs, higher operating expenses of $0.3, and the unfavorable impact from absorption of $0.2. These higher costs were partially offset by higher selling prices of $0.6, lower raw material costs of $0.4, and a $0.1 favorable impact from changes in exchange rates.
In Process Separation

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$33.0	$31.8	4%	—%	4%	—%
Latin America	37.9	28.6	33%	—%	33%	—%
Asia/Pacific	21.5	19.3	11%	(1)%	15%	(3)%
Europe/Middle East/Africa	14.9	16.5	(10)%	—%	(9)%	(1)%
Total	$107.3	$96.2	12%	—%	13%	(1)%
Net sales increased 12%, primarily due to higher sales volumes. The volume increase in 2015 is primarily from higher demand in our mineral processing and alumina product lines. Selling prices were flat, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $28.8, or 27% of net sales in 2015, compared with $19.2, or 20% of net sales in 2014. The $9.6 increase in earnings is principally due to higher sales volumes of $8.2, net favorable fixed cost absorption of $5.1, a $2.8 favorable impact from changes in exchange rates, and lower raw material costs of $2.2. These increases were partially offset by higher manufacturing costs of $5.3 due to higher overall plant operating costs and freight from increased volumes, higher operating costs of $3.3 primarily related to commercial activities, and $0.3 from lower selling prices.
Additive Technologies

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$30.1	$29.0	4%	—%	4%	—%
Latin America	6.4	6.1	5%	(4)%	9%	—%
Asia/Pacific	19.0	14.7	29%	(4)%	35%	(2)%
Europe/Middle East/Africa	14.2	16.4	(13)%	3%	(3)%	(13)%
Total	$69.7	$66.2	5%	(1)%	10%	(4)%
Net sales increased 5% compared with 2014. Selling volumes were up 10%. Demand for polymer additives products increased across all regions. Higher volumes for specialty additives products occurred primarily in the Asia/Pacific region due to increased demand for industrial surfactants and docusate products, which were partly offset by weaker demand in the European region mostly due to instability in the chemical industry driven by lower oil prices. There was an unfavorable impact from changes in exchange rates of 4% mostly as the U.S. dollar strengthened considerably against the Euro year over year. Selling prices were down by 1%.
Earnings from operations were $9.1, or 13% of net sales in 2015, compared with $7.9, or 12% of net sales in 2014. The $1.2 increase in earnings is due primarily from increased marginal income due to higher selling volumes of $3.3, lower commercial and operating expenses of $0.9, and favorable fixed cost absorption of $0.5. These increases were partly offset by $1.8 of higher variable costs, higher period costs of $0.8 mostly related to inflationary costs and plant maintenance, lower selling prices of $0.5, and $0.4 of higher freight and warehousing due to higher volumes.

LIQUIDITY AND FINANCIAL CONDITION
At March 31, 2015, our cash balance was $107.3 compared with $133.9 at December 31, 2014. At March 31, 2015, approximately 50% of our cash was located outside of the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations was $14.0 in 2015 compared to $61.0 in 2014. Trade accounts receivable increased $53.8 due to higher sales levels, as days outstanding of 49 days as of the end of the first quarter of 2015 was unchanged from year end 2014. Accounts payable increased by $14.5, as accounts payable days outstanding at March 31, 2015 decreased three days to 43 days from 46 days at the end of 2014. Inventory decreased $15.2 mainly due to $15.8 of the fourth quarter 2014 pension MTM adjustment that was deferred in inventory at December 31, 2014, which was recognized in cost of sales in the first quarter of 2015. Excluding the impact of MTM adjustments, inventory days on hand were at 79 days at the end of the first quarter of 2015, which is down seven days since year end 2014. Inventory days decreased across all segments, but the decrease was largely due to the reduction in Aerospace Materials’ sales backlog following the settlement in January 2015 of the Greenville, Texas plant lockout. Accrued expenses decreased by $23.2, primarily due to payments of approximately $19.0 for 2014 incentive compensation during the quarter. Income taxes payable increased by $2.3. We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2, respectively, to our pension and postretirement plans in 2015. Through March 31, 2015, actual contributions to our pension and postretirement plans were $1.2 and $1.6, respectively.
Net cash used in investing activities of continuing operations was $33.9 in 2015 compared to $63.9 in 2014. Capital spending for the first three months of 2015 was $33.9 compared to $63.8 in 2014. Capital spending in 2015 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and Industrial Materials segments, in addition to maintenance of business capital across the Company and the investment in our new global ERP system. Our total capital spending for 2015 is expected to be in a range of approximately $170.0 to $190.0.
Net cash used in financing activities in 2015 was $0.4, compared to net cash provided of $7.3 in 2014. During the first three months of 2015, we received $6.2 of proceeds from stock option exercises, had $2.2 of excess tax benefits related to share-based payment arrangements, and received net proceeds of $0.1 related to our long-term borrowings. We also paid cash dividends of $8.9 during the first three months of 2015.
Share repurchases
There were no share repurchases during three months ended March 31, 2015 and $150.0 was available under the current buyback program as of March 31, 2015.
Dividends
On January 27, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2015 to shareholders of record as of February 10, 2015. Cash dividends paid in the first quarter of 2015 and 2014 were $8.9 and $4.5, respectively. On April 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2015 to shareholders of record as of May 11, 2015.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the Revolving Credit Facility as of March 31, 2015. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At March 31, 2015, $400.0 of the

Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. Our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions and equity investments related to our growth product lines. In addition, we will continue to return excess cash to shareholders through dividends and share repurchases. Finally, if available at a reasonable price, we will buy back our public debt.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in Item 1, “Business” and also in Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is made to Note 11 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $8.7 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2015 OUTLOOK
In our April 16, 2015 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2015 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward-Looking Statements.”
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7A of our 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, incorporated by reference herein. There were no changes to our critical accounting policies.

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
Forward-looking statements include, among others, statements concerning: our or any of our segments’ outlook for the future, anticipated results of acquisitions and divestitures, future aircraft build rates, expectations on the amount of our composite material content on new aerospace programs, timing of new mine startups, selling price, raw material cost and working capital trends, anticipated changes in currency rates and their effects, economic forces within the industries in which we operate, anticipated costs, target completion and qualification dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties including those discussed in Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K. Actual results may vary materially from those set forth in the forward-looking statements.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)
We are exposed to a variety of market risks, including fluctuations in currency rates and changes in interest rates. For a full discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, incorporated by reference herein.
Interest Rate Risk: At March 31, 2015, our outstanding borrowings consisted of long-term fixed rate debt, which had a carrying value of $741.9, a face value $748.2, and a fair value of approximately $764.2.
We had no variable rate debt outstanding as of March 31, 2015.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction.
At March 31, 2015, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $238.9. The fair value of currency contracts, based on forward exchange rates at March 31, 2015, was approximately $2.7 unfavorable. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2015 would decrease by approximately $24.6. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Effective April 1, 2015, we implemented a new global enterprise resource planning system (“ERP”) with respect to several subsidiaries/locations that will enhance our business and financial processes and standardize our information systems. We will continue to rollout the ERP in phases over the next several years.

This ERP implementation is reasonably likely to materially affect our internal control over financial reporting and will require testing for effectiveness. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the ERP implementation will have an adverse effect on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein, and in Note 12 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 30 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ Daniel G. Darazsdi
Daniel G. Darazsdi
Vice President and Chief Financial Officer
April 20, 2015

Exhibit Index	Description

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2015 and 2014

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Daniel Darazsdi, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel Darazsdi, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.