Form 10-Q
period 2015-06-30
CYTEC INDUSTRIES INC/DE/
filed 2015-07-20
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
Form 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 71,456,656 shares of common stock outstanding at July 13, 2015.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$508.2	$527.1	$1,023.2	$1,016.2
Manufacturing cost of sales	342.7	347.1	713.7	676.2
Selling and technical services	36.2	37.5	71.5	74.3
Research and process development	12.0	12.4	24.4	25.2
Administrative and general	28.3	32.9	60.5	62.3
Amortization of acquisition intangibles	3.5	3.7	6.9	7.3
Earnings from operations	85.5	93.5	146.2	170.9
Other expense, net	1.8	—	1.5	0.5
Interest expense, net	3.9	3.0	7.6	6.2
Earnings from continuing operations before income taxes	79.8	90.5	137.1	164.2
Income tax provision	23.6	28.0	38.4	45.8
Earnings from continuing operations	56.2	62.5	98.7	118.4
Net (loss) gain on sale of discontinued operations, net of tax	(1.5)	11.1	(1.5)	11.1
(Loss) earnings from discontinued operations, net of tax	(1.5)	11.1	(1.5)	11.1
Net earnings	$54.7	$73.6	$97.2	$129.5
Comprehensive income	$72.8	$82.4	$58.8	$132.0
Earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing operations	$0.78	$0.86	$1.37	$1.64
Discontinued operations	(0.02)	0.16	(0.02)	0.16
	$0.76	$1.02	$1.35	$1.80
Diluted earnings (loss) per common share:
Continuing operations	$0.77	$0.85	$1.35	$1.61
Discontinued operations	(0.02)	0.15	(0.02)	0.15
	$0.75	$1.00	$1.33	$1.76
Dividends per common share	$0.125	$0.063	$0.25	$0.125
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$123.2	$133.9
Trade accounts receivable, less allowance for doubtful accounts of $3.6 and $3.8 at June 30, 2015 and December 31, 2014, respectively	292.8	265.1
Other accounts receivable	74.4	74.6
Inventories	297.5	307.6
Deferred income taxes	34.1	27.4
Other current assets	31.5	26.2
Total current assets	853.5	834.8
Plants, equipment and facilities, at cost	1,694.5	1,680.8
Less: accumulated depreciation	(581.2)	(559.4)
Net plant investment	1,113.3	1,121.4
Acquisition intangibles, net of accumulated amortization of $77.5 and $70.8 at June 30, 2015 and December 31, 2014, respectively	134.2	141.6
Goodwill	507.3	508.8
Deferred income taxes	35.0	41.2
Other assets	133.1	119.4
Total assets	$2,776.4	$2,767.2
Liabilities
Current liabilities
Accounts payable	$166.5	$172.4
Current maturities of long-term debt	1.5	1.2
Accrued expenses	156.4	184.6
Income taxes payable	8.3	8.4
Deferred income taxes	0.4	0.3
Total current liabilities	333.1	366.9
Long-term debt	740.3	741.7
Pension and other postretirement benefit liabilities	235.2	245.9
Other noncurrent liabilities	166.1	170.3
Deferred income taxes	32.5	31.4
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 99,805,710 at June 30, 2015 and 99,772,436 at December 31, 2014	1.0	1.0
Additional paid-in capital	477.8	474.2
Retained earnings	1,778.9	1,699.6
Accumulated other comprehensive (loss) income	(25.3)	13.1
Treasury stock, at cost, 28,355,537 shares at June 30, 2015 and 28,732,931 shares at December 31, 2014	(963.2)	(976.9)
Total stockholders’ equity	1,269.2	1,211.0
Total liabilities and stockholders’ equity	$2,776.4	$2,767.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows provided by (used in) operating activities
Net earnings	$97.2	$129.5
(Loss) earnings from discontinued operations, net of tax	(1.5)	11.1
Net earnings from continuing operations	98.7	118.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	35.3	30.5
Amortization	8.7	9.0
Share-based compensation	6.6	6.3
Deferred income taxes	3.0	11.2
Pension and postretirement benefit (income) expense	(1.5)	0.5
Contributions to pension and postretirement plans	(7.3)	(6.1)
Non-cash loss on disposal of assets	0.9	1.8
Unrealized (gain) loss on foreign currency forward contracts	(3.5)	1.3
Changes in operating assets and liabilities:
Trade accounts receivable	(41.3)	(41.0)
Other receivables	3.0	(0.6)
Inventories	5.0	(36.5)
Other assets	(4.2)	1.8
Accounts payable	2.8	40.8
Accrued expenses	(27.5)	(14.3)
Income taxes payable	(8.1)	(9.5)
Other liabilities	(0.1)	(8.6)
Net cash provided by operating activities of continuing operations	70.5	105.0
Net cash (used in) provided by operating activities of discontinued operations	(1.7)	0.3
Net cash provided by operating activities	68.8	105.3
Cash flows used in investing activities:
Additions to plants, equipment and facilities	(64.3)	(121.6)
Other investing activities, net	—	(0.1)
Net cash used in investing activities	(64.3)	(121.7)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	—	0.3
Payments on long-term debt	(0.6)	(0.3)
Cash dividends	(17.8)	(8.9)
Proceeds from the exercise of stock options	7.7	9.9
Excess tax benefits from share-based payment arrangements	2.7	4.4
Net cash (used in) provided by financing activities	(8.0)	5.4
Effect of currency rate changes on cash and cash equivalents	(7.2)	(0.6)
Decrease in cash and cash equivalents	(10.7)	(11.6)
Cash and cash equivalents, beginning of period	133.9	151.8
Cash and cash equivalents, end of period	$123.2	$140.2
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

2. NEW ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as assets). ASU 2015-03 is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements, but do not anticipate it will be material.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will supersede current revenue recognition guidance in Accounting Standards Codification Topic 605, “Revenue Recognition.” The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. We have not yet selected a transition method and continue to evaluate the impact this guidance, as well as amendments to the guidance that have been proposed by the FASB, will have on our future consolidated financial statements and related disclosures.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following tables display summarized activity in our consolidated statements of income for discontinued operations during the three and six months ended June 30, 2015 and 2014 related to our former Coating Resins (“Coatings”) business and other divestitures.

	Three Months Ended June 30,
	2015		2014
	Coatings	Total	Coatings	Total
(Loss) gain on sale of discontinued operations	$(2.3)	$(2.3)	$0.5	$0.5
Income tax benefit on (loss) gain on sale	0.8	0.8	10.6	10.6
(Loss) earnings from discontinued operations, net of tax	$(1.5)	$(1.5)	$11.1	$11.1

	Six Months Ended June 30,
	2015		2014
	Coatings	Total	Coatings	Pre- Acquisition Umeco	Total
(Loss) gain on sale of discontinued operations	$(2.3)	$(2.3)	$(3.6)	$3.6	$—
Income tax benefit on (loss) gain on sale	0.8	0.8	11.1	—	11.1
(Loss) earnings from discontinued operations, net of tax	$(1.5)	$(1.5)	$7.5	$3.6	$11.1
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. For both the three and six months ended June 30, 2015, we recorded after-tax losses of $1.5 related to the sale of Coatings, of which $0.1 was for these tax liabilities and $1.4 of additional costs of exiting a former Coatings facility. During the three and six months ended June 30, 2014, we recorded after-tax benefits of $0.5 and charges of $1.3, respectively, related to certain of these tax liabilities. Additionally, in the three and six months ended June 30, 2014, we recorded tax benefits of $10.6 and $11.1, respectively, based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. For the six months ended June 30, 2014, we also incurred after-tax charges of approximately $2.3 for purchase price and working capital adjustments related to the sale. These after-tax losses and gains are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
As of June 30, 2015, the final working capital adjustment on the Coatings divestiture transaction is in dispute. We believe we will recover the net amount we have recorded with respect to the final working capital adjustment.
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

4. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our Corporate and Unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Manufacturing cost of sales	$0.3	$0.1	$1.4	$0.3
Selling and technical services	0.1	—	0.4	—
Administrative and general	(0.3)	0.2	1.9	0.1
Total	$0.1	$0.3	$3.7	$0.4
Details of our 2015 restructuring initiatives are as follows:
During the first quarter of 2015, we approved plans to realign the supporting structure of all our segments and across various functions to take advantage of synergies from the ongoing implementation of our single, global enterprise resource planning (“ERP”) system. These plans resulted in a restructuring charge of $3.5 for severance related to the elimination of approximately 55 positions. The initiative is expected to be completed by the end of 2016. During the second quarter of 2015, we recorded a favorable adjustment of $0.1 to the 2015 restructuring initiatives. The remaining reserve relating to the 2015 restructuring initiatives at June 30, 2015 is $1.9.
Updates to our 2013 restructuring initiatives are as follows:
During the first six months of 2015, we recorded a net adjustment of $0.3 to the 2013 restructuring initiatives. The remaining reserve relating to the 2013 restructuring initiatives at June 30, 2015 is $1.0.
Updates to our 2012 restructuring initiatives are as follows:
The remaining reserve relating to the 2012 restructuring initiatives at June 30, 2015 is $2.1.
Following are the changes in the restructuring reserve balance through the first six months of 2015:

Restructuring Initiatives:	2012	2013	2015	Total
Balance at December 31, 2013	$4.8	$1.8	$—	$6.6
2014 (credits) charges	(0.4)	1.4	—	1.0
Non-cash items (1)	—	(0.5)	—	(0.5)
Cash payments	(1.2)	(0.9)	—	(2.1)
Balance at December 31, 2014	$3.2	$1.8	$—	$5.0
First quarter charges	0.1	—	3.5	3.6
Non-cash items(1)	—	(0.1)	—	(0.1)
Cash payments	(0.9)	(0.1)	(1.0)	(2.0)
Balance at March 31, 2015	$2.4	$1.6	$2.5	$6.5
Second quarter (credits) charges	(0.1)	0.3	(0.1)	0.1
Non-cash items(1)	—	(0.3)	—	(0.3)
Cash payments	(0.2)	(0.6)	(0.5)	(1.3)
Balance at June 30, 2015	$2.1	$1.0	$1.9	$5.0
______________________

(1)	Includes accelerated depreciation of plant assets at our California sites.

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
The weighted average assumptions for the six months ended June 30, 2015 and 2014 are noted in the following table:

	Six Months Ended June 30,
	2015	2014
Expected life (years)	6.2	6.3
Expected volatility	30.4%	34.6%
Expected dividend yield	1.03%	0.63%
Risk-free interest rate	2.31%	3.00%
Weighted-average fair value per option	$14.40	$16.40
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
At June 30, 2015, there were approximately 7,500,000 shares reserved for issuance under the 1993 Plan, inclusive of approximately 3,600,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2015 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,996,794	$28.84
Granted	565,408	44.69
Exercised	(366,079)	26.44
Forfeited	(13,838)	43.22
Outstanding at June 30, 2015	3,182,285	$31.88	6.5	$91.2
Exercisable at June 30, 2015	2,066,881	$25.72	5.2	$72.0
During the six months ended June 30, 2015, we granted 565,408 stock options. The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2015 and 2014 was $14.40 and $16.40 per share, respectively.

Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.4 and $2.3 for the three months ended June 30, 2015 and 2014, respectively, and $4.4 and $4.3 during the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2015 and 2014 was $9.2 and $23.4, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises.
As of June 30, 2015, there was $9.4 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $4.5 and $7.8 for the six months ended June 30, 2015 and 2014, respectively. Cash received from stock options exercised was $7.7 and $9.9 for the six months ended June 30, 2015 and 2014, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the six months ended June 30, 2015 and 2014 was $0.1 and $0.6, respectively. The total amount of pre-tax income recognized for cash-settled SARS was $0.1 for both the six months ended June 30, 2015 and 2014. The liability related to our cash-settled SARS was $0.2 at December 31, 2014. There were no cash-settled SARS outstanding as of June 30, 2015.
Nonvested stock, nonvested stock units, and performance stock
The 1993 Plan provides for the issuance of nonvested stock, nonvested stock units, and performance stock. Nonvested stock and nonvested stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2015 and 2014, and there were no outstanding performance stock awards as of June 30, 2015.
A summary of nonvested stock and nonvested stock units for the six months ended June 30, 2015 is presented below:

Nonvested Stock and Nonvested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2015	307,882	$34.66
Granted	80,276	45.20
Vested	(118,492)	25.71
Forfeited	(1,654)	41.46
Nonvested at June 30, 2015	268,012	$41.72
During the six months ended June 30, 2015, we granted 66,308 nonvested stock units to employees and 13,968 shares of nonvested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted-average fair value of the nonvested stock and nonvested stock units on the grant date was $45.20 per share. The total amount of share-based compensation expense recognized for nonvested stock and nonvested stock units was $1.0 and $0.9 for the three months ended June 30, 2015 and 2014, respectively, and $1.9 and $1.8 during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $5.1 of total unrecognized compensation cost related to nonvested stock and nonvested stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory was approximately $0.6 and $0.5 as of June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, our Additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $92.3 and $89.6, respectively.

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
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Earnings from continuing operations	$56.2	$62.5	$98.7	$118.4
(Loss) earnings from discontinued operations, net of tax	(1.5)	11.1	(1.5)	11.1
Net earnings	$54.7	$73.6	$97.2	$129.5
Denominator:
Weighted average shares outstanding	72,012	72,306	71,898	72,100
Effect of dilutive shares:
Options and stock-settled SARS	980	1,017	939	1,095
Nonvested shares and units	152	210	160	220
Diluted average shares outstanding	73,144	73,533	72,997	73,415
Basic earnings (loss) per common share:
Earnings from continuing operations	$0.78	$0.86	$1.37	$1.64
(Loss) earnings from discontinued operations	(0.02)	0.16	(0.02)	0.16
Net earnings per common share	$0.76	$1.02	$1.35	$1.80
Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.77	$0.85	$1.35	$1.61
(Loss) earnings from discontinued operations	(0.02)	0.15	(0.02)	0.15
Net earnings per common share	$0.75	$1.00	$1.33	$1.76
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Six Months Ended June 30,
	2015	2014
Options	337	457
Stock-settled SARS	—	—
Nonvested shares and units	—	—
Total	337	457

7. INVENTORIES
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Finished goods	$189.1	$204.1
Work in progress	15.0	10.8
Raw materials and supplies	93.4	92.7
Total inventories	$297.5	$307.6

8. DEBT
Long-term debt, including the current portion, consisted of the following:

	June 30, 2015		December 31, 2014
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2019	$—	$—	$—	$—
8.95% notes due July 1, 2017	82.3	82.2	82.3	82.2
3.5% notes due April 1, 2023	400.0	397.8	400.0	397.7
3.95% notes due May 1, 2025	250.0	249.9	250.0	249.9
Other	15.6	11.9	17.4	13.1
Total debt	$747.9	$741.8	$749.7	$742.9
Less: current maturities	(1.5)	(1.5)	(1.4)	(1.2)
Long-term debt	$746.4	$740.3	$748.3	$741.7
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
Revolving Credit Facility
At June 30, 2015, there were no borrowings outstanding under the Revolving Credit Facility (the “Facility”), and $400.0 was available for borrowing under the Facility. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”); and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Fair value
At June 30, 2015 and December 31, 2014, the fair value of our debt was $735.2 and $761.5, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 15. These inputs include a discounted cash flow analysis, which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

Interest
The weighted-average interest rate on all of our debt was 4.36% and 5.33% as of June 30, 2015 and 2014, respectively. We had no short-term borrowings outstanding at June 30, 2015 and December 31, 2014.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of June 30, 2015 and December 31, 2014, the aggregate environmental related accruals were $59.6 and $59.5, respectively, of which $9.5 was included in accrued expenses for both periods, with the remainder of $50.1 and $50.0 included in other noncurrent liabilities as of June 30, 2015 and December 31, 2014, respectively. Environmental remediation spending for the three months ended June 30, 2015 and 2014 was $1.1 and $1.3, respectively, and $2.4 and $2.2 for the six months ended June 30, 2015 and 2014, respectively.
We review our environmental remediation accruals quarterly, and adjust our environmental related accruals as needed based on new information. During the six months ended June 30, 2015, our adjustments resulted in a net increase of $3.1 in our environmental related accruals, consisting of an increase of $1.3 related primarily to an inactive U.S. site, for a detailed alternative analysis and feasibility study as required by the EPA as well as future remedial activities, and an increase of $1.8 related to several other sites.
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
As of June 30, 2015 and December 31, 2014, the aggregate self-insured and insured contingent liability was $45.1 and $45.9, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $19.2 and $19.7, respectively. The asbestos liability included in the above amounts at June 30, 2015 and December 31, 2014 was $34.8 and $36.5, respectively, and the insurance receivable related to the liability as well as claims for past payments was $18.9 and $19.3, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Number of claimants at beginning of period	5,200	8,100
Number of claimants associated with claims closed during period	(100)	(3,000)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	5,200	5,200
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
The defendants, including the Company, moved to dismiss the personal injury lead cases pending in Wisconsin state court pursuant to the new law. By a decision dated March 2014 in the Wisconsin state court case styled Clark et al. v. American Cyanamid Company et al., the court denied the defendants motion holding unconstitutional the retroactive application of the new law. The defendants, including the Company, petitioned for leave to appeal the trial court’s decision. The petition for leave was granted by the Wisconsin Appellate Division.
Also, in 2010, the United States District Court for the Eastern District of Wisconsin held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment violates the due process clause set forth in the 14th Amendment to the United States Constitution. The Court’s decision was appealed to the United States Circuit Court of Appeals for the Seventh Circuit. The Seventh Circuit Court of Appeals also requested that the parties brief the constitutionality of the new retroactivity provision in the biennial budget. In the third quarter of 2014, the United States Court of Appeals for the Seventh Circuit reversed the trial court’s dismissal and held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment is permissible under the United States Constitution. The Court also held that the retroactivity provision of Wis. State 845.046 is unconstitutional as it effects a vested right. Some defendants, including the Company, have petitioned the United States Supreme Court for review of the Seventh Circuit’s decision. As a result of the Seventh Circuit’s decision, the lead ingestion cases venued in the United States District Court of Wisconsin will proceed. The defendants, including the Company, have moved to dismiss the federal cases for lack of personal jurisdiction.
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

10. COMPREHENSIVE INCOME
The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$54.7	$73.6	$97.2	$129.5
Other comprehensive (loss) income:
Accumulated pension liability, net of tax	(0.4)	(0.5)	(0.8)	(0.9)
Foreign currency translation adjustments	18.5	9.3	(37.6)	3.4
Comprehensive income	$72.8	$82.4	$58.8	$132.0
The following tables present changes in accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$5.9	$(49.3)	$(43.4)	$8.2	$81.2	$89.4
Other comprehensive income before reclassifications	—	18.5	18.5	—	9.3	9.3
Amounts reclassified from AOCI	(0.4)	—	(0.4)	(0.5)	—	(0.5)
Net current period OCI	(0.4)	18.5	18.1	(0.5)	9.3	8.8
Balance, end of period	$5.5	$(30.8)	$(25.3)	$7.7	$90.5	$98.2

	Six Months Ended June 30,
	2015			2014
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$6.3	$6.8	$13.1	$8.6	$87.1	$95.7
Other comprehensive income before reclassifications	—	(37.6)	(37.6)	—	3.4	3.4
Amounts reclassified from AOCI	(0.8)	—	(0.8)	(0.9)	—	(0.9)
Net current period OCI	(0.8)	(37.6)	(38.4)	(0.9)	3.4	2.5
Balance, end of period	$5.5	$(30.8)	$(25.3)	$7.7	$90.5	$98.2

The following table presents a summary of reclassification adjustments out of AOCI for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the Consolidated Statements of Income
Details of AOCI component	2015	2014	2015	2014
Pension related adjustments:
Amortization of prior service costs (credits)	$(0.7)	$(0.7)	$(1.3)	$(1.4)	(1)
	(0.7)	(0.7)	(1.3)	(1.4)	Total before tax
	0.3	0.2	0.5	0.5	Tax expense
Total pension reclassifications	$(0.4)	$(0.5)	$(0.8)	$(0.9)	Net of tax
__________________

(1)
These AOCI components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 16 - Employee Benefit Plans for additional information on net periodic pension cost.

11. INCOME TAXES
The effective tax rate for continuing operations for the three and six months ended June 30, 2015 was a tax provision of 29.6%, or $23.6, and 28.0%, or $38.4, respectively, compared to a tax provision of 30.9%, or $28.0, and 27.9%, or $45.8, respectively for the three and six months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was favorably impacted primarily by earnings in lower tax jurisdictions. The effective tax rate for the six months ended June 30, 2015 was also favorably impacted by a net tax benefit of $1.7 attributable to $2.4 of tax reserve adjustments and changes in tax rates for U.S. and certain international operations, both of which were partially offset by $0.7 of valuation allowance changes.
As of June 30, 2015, the amount of gross unrecognized tax benefits for continuing operations is $9.1 (excluding interest) of which $8.7 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2014 for continuing operations was $10.0, excluding interest, of which $9.6 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $1.2 as of December 31, 2014. Activity for the six months ended June 30, 2015 included a $0.1 increase for additional accruals which were offset by a $0.1 decrease due to settlements and foreign exchange, thus resulting in a liability for the payment of interest of $1.2 as of June 30, 2015.

12. OTHER FINANCIAL INFORMATION
Dividends
On April 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2015 to shareholders of record as of May 11, 2015. Cash dividends paid in the second quarter of 2015 and 2014 were $8.9 and $4.4, respectively, and for the six months ended June 30, 2015 and 2014 were $17.8 and $8.9, respectively. On July 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2015 to shareholders of record as of August 10, 2015.
Income taxes paid
Income taxes paid for the six months ended June 30, 2015 and 2014 were $41.7 and $45.6, respectively.
Interest
Interest paid for the six months ended June 30, 2015 and 2014 was $15.3 and $18.7, respectively. Interest income for the six months ended June 30, 2015 and 2014 was $0.4 and $0.3, respectively.

13. SEGMENT INFORMATION
Summarized segment information for our four continuing segments for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales:	2015	2014	2015	2014
Aerospace Materials
Sales to external customers	$264.8	$262.4	$524.1	$505.9
Intersegment sales	—	0.1	—	0.1
Industrial Materials	63.6	86.5	142.4	169.7
In Process Separation	109.6	103.9	216.9	200.0
Additive Technologies	70.2	74.3	139.8	140.6
Net sales from segments	508.2	527.2	$1,023.2	$1,016.3
Elimination of intersegment revenue	—	(0.1)	—	(0.1)
Total consolidated net sales	$508.2	$527.1	$1,023.2	$1,016.2

	Three Months Ended June 30,				Six Months Ended June 30,
Earnings from operations:	2015	% of Sales	2014	% of Sales	2015	% of Sales	2014	% of Sales
Aerospace Materials	$49.1	19%	$52.7	20%	$98.8	19%	$90.7	18%
Industrial Materials	3.5	6%	9.6	11%	10.4	7%	17.8	11%
In Process Separation	32.5	30%	28.5	27%	61.3	28%	47.7	24%
Additive Technologies	9.6	14%	10.4	14%	18.7	13%	18.3	13%
Earnings from segments	94.7	19%	101.2	19%	$189.2	18%	$174.5	17%
Corporate and Unallocated, net (1)	(9.2)		(7.7)		(43.0)		(3.6)
Total earnings from operations	$85.5	17%	$93.5	18%	$146.2	14%	$170.9	17%
______________________

(1)
For the three and six months ended June 30, 2015, Corporate and Unallocated, net includes costs of $3.8 and $11.3, respectively, in connection with a lockout of employees at one of our plants, and restructuring charges of $0.1 and $3.7, respectively, and which are detailed further in Note 4. For the six months ended June 30, 2015, Corporate and Unallocated, net includes charges of $15.8 for net mark-to-market (“MTM”) adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2014 MTM adjustment. For the three and six months ended June 30, 2014, Corporate and Unallocated, net includes restructuring charges of $0.3 and $0.4, respectively, related to prior year initiatives. For the six months ended June 30, 2014, it includes benefits of $6.2 for MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2013 MTM adjustment.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2014	$233.7	$182.2	$65.1	$27.8	$508.8
2015 Activity:
Foreign currency translation adjustments	(0.5)	(0.4)	(0.6)	—	(1.5)
Balance at June 30, 2015	$233.2	$181.8	$64.5	$27.8	$507.3

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (Years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2015	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Technology-based	14.4	$47.3	$47.3	$(28.2)	$(26.6)	$19.1	$20.7
Marketing-related	10.2	13.8	13.8	(8.1)	(7.6)	5.7	6.2
Customer-related	15.8	150.6	151.3	(41.2)	(36.6)	109.4	114.7
Total		$211.7	$212.4	$(77.5)	$(70.8)	$134.2	$141.6
Amortization of acquisition intangibles for the three months ended June 30, 2015 and 2014 was $3.5 and $3.7, respectively, and for the six months ended June 30, 2015 and 2014 was $6.9 and $7.3, respectively.
Assuming no change in the gross carrying amount of acquisition intangibles and the June 30, 2015 currency exchange rates remain constant, the estimated annual future amortization expense for 2015 and the next five years are as follows:

	2015	2016	2017	2018	2019	2020
Intangibles amortization expense	$13.9	$13.8	$12.3	$10.9	$10.0	$9.5

15. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other expense, net.
At June 30, 2015, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totaled $252.3. Of this total, $176.7 was attributed to the exposure in forward selling/purchase of USD, and $75.6 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at June 30, 2015 and December 31, 2014 were $2.6 and $6.1, respectively.
Credit risk
At June 30, 2015, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2015, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following table summarizes the impact of derivative instruments on our consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$0.2	Other current assets	$0.6	Accrued expenses	$2.8	Accrued expenses	$6.7

The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the three and six months ended June 30, 2015 and 2014:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign currency forwards	Other expense, net	$1.5	$(3.0)	$(14.0)	$(3.7)
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
The net fair value of our foreign currency forward contracts, based on Level 2 inputs, at June 30, 2015 was approximately $2.6 unfavorable.
As of June 30, 2015, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the six months ended June 30, 2015. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS
Net periodic (benefit) cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended June 30,	2015	2014	2015	2014
Service cost	$0.5	$0.9	$0.3	$0.2
Interest cost	8.4	11.0	1.9	2.0
Expected return on plan assets	(11.0)	(12.8)	(0.3)	(0.4)
Net amortization	0.1	0.1	(0.7)	(0.7)
Net periodic (benefit) cost	$(2.0)	$(0.8)	$1.2	$1.1

	Pension Plans		Postretirement Plans
Six Months Ended June 30,	2015	2014	2015	2014
Service cost	$1.0	$1.8	$0.6	$0.4
Interest cost	16.7	21.9	3.9	4.0
Expected return on plan assets	(21.8)	(25.6)	(0.6)	(0.7)
Net amortization	0.1	0.1	(1.4)	(1.5)
Net periodic (benefit) cost	$(4.0)	$(1.8)	$2.5	$2.2

We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2 in 2015 to our pension and postretirement plans, respectively. Through June 30, 2015, actual contributions to our continuing pension and postretirement plans were $3.0 and $4.3, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2015 and 2014 were $6.2 and $5.8, respectively, and for the six months ended June 30, 2015 and 2014 were $13.8 and $12.5, respectively.

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
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. For both the three and six months ended June 30, 2015, we recorded after-tax losses of $1.5 from the sale of Coatings, of which $0.1 related to the tax liabilities and $1.4 was for additional costs upon exiting a former Coatings facility. During the three and six months ended June 30, 2014, we recorded after-tax benefits of $0.5 and charges of $1.3, respectively, related to certain of these tax liabilities. Additionally, in the three and six months ended June 30, 2014, we recorded tax benefits of $10.6 and $11.1, respectively, based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. For the six months ended June 30, 2014, we also incurred after-tax charges of approximately $2.3 for purchase price and working capital adjustments related to the sale. These after-tax losses and gains are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
As of June 30, 2015, the final working capital adjustment on the Coatings divestiture transaction is in dispute. We believe we will recover the net amount we have recorded with respect to the final working capital adjustment.
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

Quarter Ended June 30, 2015, Compared With Quarter Ended June 30, 2014
Consolidated Results
Net sales for the three months ended June 30, 2015 were $508.2, down 4% compared with $527.1 for the three months ended June 30, 2014. Overall selling volumes were down 2%, and there was an unfavorable 2% impact ($10.1) of changes in exchange rates. Overall selling prices remained flat. Aerospace Materials’ net sales increased by 1%, which was due to price increases. Net sales for Industrial Materials segment decreased 26%, as volumes were down by 20% and the unfavorable impact from the changes in exchange rates decreased sales by 6%. In Process Separation’s net sales increased 6% due to higher sales volumes of 7%, offset by a 1% unfavorable impact in exchange rates. Net sales for Additive Technologies decreased 6% due to a 4% unfavorable impact in exchange rates and a 2% decrease in selling prices.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $342.7, or 67.4% of net sales, in the second quarter of 2015, compared with $347.1, or 65.9% of net sales, in the second quarter of 2014. Total manufacturing costs decreased by $4.4, primarily due to a $13.6 favorable impact from changes in exchange rates, lower variable costs from lower volumes of $10.0, and net lower raw material costs of $1.1. These cost reductions were partly offset by $19.7 of higher overall plant operating costs, inflationary factors, capital project expenses, and freight and warehousing costs. This included $3.8 of costs in the second quarter of 2015 from the employee lockout at our manufacturing plant in Greenville, Texas. Although the lockout was settled in the first quarter of 2015, the last portion of the higher cost inventory that was produced during the lockout impacted cost of sales as that inventory was sold during the second quarter. Additionally, we had net unfavorable absorption of $0.4 and higher restructuring charges of $0.3 in 2015 compared to 2014.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $6.3 in the second quarter of 2015 compared to the second quarter of 2014. The decrease was due primarily to a $4.6 favorable impact from changes in exchange rates, lower employee benefit costs of $2.3, and lower restructuring costs of $0.4. The decrease was partially offset by $0.9 of higher costs associated with the continuing development and implementation of a single, global enterprise resource planning (“ERP”) system.
Amortization of acquisition intangibles was $3.5 in the second quarter of 2015 compared to $3.7 in the second quarter of 2014.
Other expense, net was $1.8 in the second quarter of 2015, compared to $0 in the second quarter of 2014. The second quarter of 2015 includes charges of $1.5 related to additional environmental remediation requirements at certain inactive sites in the U.S.
Interest expense, net was $3.9 in the second quarter of 2015 compared with $3.0 in the prior year. The increase of $0.9 is primarily due to lower capitalized interest of $2.5 related to the completion of several of our major capital projects in our growth product lines in 2014, partly offset by lower interest expense of $1.5, mostly from the redemption of higher interest debt in the fourth quarter of 2014 and replacement with new debt issued at a lower rate, and higher interest income of $0.1.
The effective tax rate for continuing operations for the three months ended June 30, 2015 was a tax provision of 29.6%, or $23.6, compared to a tax provision of 30.9%, or $28.0, for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was favorably impacted primarily by earnings in lower tax jurisdictions.
Earnings from continuing operations for the second quarter of 2015 were $56.2 ($0.77 per diluted share), a decrease of $6.3 from $62.5 ($0.85 per diluted share) reported for the same period in 2014. Included in the second quarter of 2015 were after-tax charges of $2.4 ($0.03 per diluted share) related to expenses incurred related to the lockout of employees at one of our manufacturing plants, after-tax charges of $0.9 ($0.01 per diluted share) related to environmental costs incurred at inactive sites during the quarter, and after-tax charges of $0.1 ($0.00 per diluted share) of restructuring charges primarily related to previous restructuring initiatives. Included in the second quarter of 2014 were after-tax charges of $0.2 ($0.00 per diluted share) related to adjustments to previous restructuring initiatives.
(Loss) earnings from discontinued operations, net of tax, was a loss of $1.5 in the second quarter of 2015 compared with earnings of $11.1 in 2014. For 2015, (Loss) earnings from discontinued operations, net of tax consist of after-tax losses of $1.5 related to the sale of Coatings, of which $0.1 was related to adjustments of certain tax liabilities of the Coatings business that we retained related to taxable periods (or portions thereof) ending on or before April 3, 2013 and $1.4 of additional costs of exiting a former Coatings facility. For 2014, it consists of after-tax earnings of $0.5 related to the tax liabilities and a tax benefit of $10.6 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.
Net earnings for the second quarter of 2015 were $54.7 ($0.75 per diluted share), a decrease of $18.9 from the net earnings of $73.6 ($1.00 per diluted share) in the same period in 2014.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$169.4	$163.6	4%	2%	2%	—%
Latin America (1)	1.9	2.5	—	—	—	—
Asia/Pacific	22.9	17.8	29%	1%	28%	—%
Europe/Middle East/Africa	70.6	78.5	(10)%	(1)%	(8)%	(1)%
Total	$264.8	$262.4	1%	1%	—%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 1% primarily due to increases in selling prices. Selling volumes in the second quarter of 2015 were flat, as increased volumes in certain defense sectors were offset by lower demand from the civilian rotorcraft market and lower sales in the large commercial aircraft market due to build rate reductions on certain legacy programs and timing of new program ramp up. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $49.1, or 19% of net sales in 2015, compared with $52.7, or 20% of net sales in 2014. The $3.6 decrease in earnings was due to $7.9 of higher period costs in 2015 due to increased expenses related to our ongoing capital projects and inflationary factors, unfavorable absorption of $5.9 due mostly to inventory reduction, and $0.7 of higher operating expenses. These higher costs were partly offset by the favorable net impact from changes in exchange rates of $4.6, improved marginal income due to favorable sales mix of $3.8, and increased selling prices of $2.4.
Industrial Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$23.2	$29.6	(22)%	1%	(23)%	—%
Latin America (1)	0.3	4.0	—%	—%	—%	—%
Asia/Pacific (1)	5.1	2.8	—%	—%	—%	—%
Europe/Middle East/Africa	35.0	50.1	(30)%	—%	(20)%	(10)%
Total	$63.6	$86.5	(26)%	—%	(20)%	(6)%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales were down 26% compared to the second quarter of 2014. Selling volumes decreased 20%, driven primarily by lower demand in the aerospace tooling, high performance automotive, and process materials aerospace and wind markets. Net sales were down 6% from the unfavorable impact of changes in exchange rates, mostly in Europe, as the U.S. dollar strengthened significantly against the Euro year over year. Additionally, selling prices were flat.
Earnings from operations were $3.5, or 6% of net sales in 2015, compared with $9.6, or 11% of net sales in 2014. Earnings decreased by $6.1 due to lower selling volumes of $7.6, increased manufacturing and freight expenses of approximately $2.5 from increased labor and benefit costs, and higher raw material costs of $1.0. These higher costs were partially offset by favorable absorption of $3.6, lower operating expenses of $0.8, and higher selling prices of $0.4. The favorable net impact from changes in exchange rates was $0.3.

In Process Separation

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$33.6	$31.0	8%	—%	8%	—%
Latin America	28.0	28.3	(1)%	(1)%	—%	—%
Asia/Pacific	24.8	21.9	13%	(2)%	19%	(4)%
Europe/Middle East/Africa	23.2	22.7	2%	1%	2%	(1)%
Total	$109.6	$103.9	6%	—%	7%	(1)%
Net sales increased 6%, due to higher sales volumes of 7%. The volume increase in 2015 is primarily from strong demand in our mineral processing product line and phosphine product lines, partly offset by lower demand in our metal extraction product line compared to the second quarter of 2014. Selling prices were flat. Changes in foreign exchange rates were unfavorable by 1%.
Earnings from operations were $32.5, or 30% of net sales in 2015, compared with $28.5, or 27% of net sales in 2014. The $4.0 increase in earnings is principally due to improved marginal income due to higher selling volumes of $4.6, a $3.3 favorable net impact from changes in exchange rates, $2.1 of lower raw material costs, and favorable net absorption of $0.9 from higher volumes for increased future demand. These increases were mostly offset by higher manufacturing costs of $5.3 due to higher overall plant operating costs, which included higher depreciation related to the startup of manufacturing plants in Canada and India, and higher freight for increased demand. Additionally, there were higher operating expenses of $1.0 for inflationary factors and to support continued growth, and lower selling prices of $0.6.
Additive Technologies

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$27.7	$30.0	(8)%	(1)%	(7)%	—%
Latin America	6.1	6.6	(8)%	(2)%	(6)%	—%
Asia/Pacific	19.4	17.7	10%	(4)%	16%	(2)%
Europe/Middle East/Africa	17.0	20.0	(15)%	(2)%	1%	(14)%
Total	$70.2	$74.3	(6)%	(2)%	—%	(4)%
Net sales were down 6% compared to the second quarter of 2014. Volumes were flat, as higher demand for polymer additive products across all regions was offset by weaker demand for specialty additives products, which was lower across all regions except for Asia/Pacific. Selling prices reduced sales by 2% and changes in exchange rates were unfavorable by 4%.
Earnings from operations were $9.6, or 14% of net sales in 2015, compared with $10.4, or 14% of net sales in 2014. Earnings decreased by $0.8, primarily from net selling price decreases of $1.6 and higher manufacturing costs and freight of $0.9. This was partially offset by favorable fixed cost absorption of $1.0 and lower operating expenses of $0.8.
Six Months Ended June 30, 2015, Compared With Six Months Ended June 30, 2014
Consolidated Results
Net sales for the six months ended June 30, 2015 were $1,023.2, up 1% compared to net sales of $1,016.2 for the six months ended June 30, 2014. Overall selling volumes were up 3%, which was partially offset by an unfavorable 2% impact ($19.6) of changes in exchange rates. Selling prices remained flat. Aerospace Materials net sales increased by 4%, of which 3% was from higher selling volumes and 1% was due to price increases. Net sales for Industrial Materials segment decreased 16%, due to volume decreases of 10% and a 7% unfavorable impact from changes in exchange rates, which were partly offset by selling price increases of 1%. Net sales for In Process Separation increased 8%, due to sales volume increases of 10%, partly offset by lower selling prices of 1% and a 1% unfavorable impact from changes in exchange rates. Despite volume increases of 6%, Additive Technologies’ net sales were down 1% compared to 2014, due to the unfavorable impact from changes in exchange rates of 5% and lower selling prices of 2%.
For a detailed discussion on sales, refer to the Segment Results section below.

Manufacturing cost of sales was $713.7, or 69.8% of net sales, in the six months ended June 30, 2015, compared with $676.2, or 66.5% of net sales, in the six months ended June 30, 2014. Total manufacturing costs increased by $37.5, related mostly to higher manufacturing and other period costs of $45.5 due to higher overall plant operating costs, expenses related to capital projects, inflationary factors, and higher spending to meet increased volume demands for the year. This included $11.3 of costs in 2015 resulting from an employee lockout at our manufacturing plant in Greenville, Texas. The lockout was settled in the first quarter of 2015, but the higher costs of inventory produced during the lockout continued to impact cost of sales as that inventory was sold during the first half of 2015. No inventory produced during the lockout remains as of June 30, 2015. Additionally, we incurred a $22.0 year on year increase in pension and other postemployment benefits (“OPEB”) mark-to-market (“MTM”) adjustments. Partly offsetting these cost increases were a $26.6 favorable impact from changes in exchange rates and $3.4 of net lower raw material costs.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $5.4 in the six months ended June 30, 2015 versus the six months ended June 30, 2014. The decrease was due primarily to an $8.4 favorable impact from changes in exchange rates, as the U.S. dollar strengthened significantly against the Euro year over year. Partly offsetting the decrease were $2.9 of higher costs associated with the continuing development and implementation of a single, global enterprise resource planning (“ERP”) system.
Amortization of acquisition intangibles was $6.9 and $7.3 in the first six months of 2015 and 2014, respectively.
Other expense, net was $1.5 in the first six months of 2015 compared to $0.5 in the first six months of 2014. In the six months ended June 30, 2015, Other expense, net included charges of $2.5 related to additional environmental remediation requirements at certain inactive sites in the U.S.
Interest expense, net was $7.6 for the six months ended June 30, 2015 compared with $6.2 in the prior year. The increase of $1.4 is primarily due to lower capitalized interest of $4.6 related to the completion of several of our major capital projects in our growth product lines in 2014, partly offset by lower interest expense of $3.1, mostly from the redemption of higher interest debt in the fourth quarter of 2014 and replacement with new debt issued at a lower rate, and higher interest income of $0.1.
The effective tax rate for continuing operations for the six months ended June 30, 2015 was a tax provision of 28.0%, or $38.4, compared to a tax provision of 27.9%, or $45.8, for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was favorably impacted by earnings in lower tax jurisdictions, and by a net tax benefit of $1.7, which was attributable to $2.4 of tax reserve adjustments and changes in tax rates in various tax jurisdictions, partially offset by $0.7 of valuation allowance charges.
Earnings from continuing operations for the six months ended June 30, 2015 were $98.7 ($1.35 per diluted share), a decrease of $19.7 from $118.4 ($1.61 per diluted share) reported for the same period in 2014. Included in the six months ended June 30, 2015 was an after-tax charge of $9.9 ($0.14 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2014 MTM adjustments, after-tax charges of $7.2 ($0.10 per diluted share) related to expenses incurred and associated with the lockout of employees at one of our manufacturing plants, net after-tax charges of $2.5 ($0.03 per diluted share) for restructuring charges primarily related to 2015 initiatives related to realignment of support functions across all segments related to on-going development and implementation of our new ERP platform, and net after-tax charges of $0.9 ($0.01 per diluted share) related to environmental charges at inactive sites. Included in the six months ended June 30, 2014 was an after-tax benefit of $3.8 ($0.05 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2013 MTM adjustments, and net after-tax charges of $0.2 ($0.00 per diluted share) for adjustments to previous restructuring initiatives.
(Loss) earnings from discontinued operations, net of tax, was a loss of $1.5 and earnings of $11.1 for the first six months of 2015 and 2014, respectively. For 2015, (Loss) earnings from discontinued operations, net of tax consist of after-tax losses of $1.5 related to the sale of Coatings, of which $0.1 was related to adjustments of certain tax liabilities of the Coatings business that we retained related to taxable periods (or portions thereof) ending on or before April 3, 2013 and $1.4 of additional costs of exiting a former Coatings facility. For 2014, it included benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to its divestiture. In connection with the sales of Coatings, we recorded after-tax charges of $1.3 for adjustments to certain tax indemnities related to Coatings for taxable periods prior to its divestiture, after-tax charges of approximately $2.3 related to purchase price and working capital adjustments relating to the divestiture, and a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.
Net earnings for the six months ended June 30, 2015 were $97.2 ($1.33 per diluted share), a decrease of $32.3 from the net earnings of $129.5 ($1.76 per diluted share) in the same period in 2014.

Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the year are set forth below.
Aerospace Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$332.8	$312.1	7%	2%	5%	—%
Latin America (1)	3.6	4.7	—%	—%	—%	—%
Asia/Pacific	40.9	35.5	15%	—%	15%	—%
Europe/Middle East/Africa	146.8	153.6	(4)%	(1)%	(3)%	—%
Total	$524.1	$505.9	4%	1%	3%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 4% for the first six months of 2015 compared to 2014. Overall selling volumes were up 3%, mostly due to higher demand in certain defense sectors and build rate increases in business and regional jets. Additionally, selling prices increased net sales by 1%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $98.8, or 19% of net sales in 2015, compared with $90.7, or 18% of net sales in 2014. The $8.1 increase in earnings consisted of improved marginal income due to higher selling volumes of $18.4, a $9.1 favorable net impact from changes in exchange rates, selling price increases of $4.9, lower raw material costs of $1.6, and lower operating expenses of $1.4 primarily in commercial and research and development due to the timing of project spending and cost reduction initiatives. These improvements in earnings were partially offset by $16.9 of higher net period costs in 2015 due to expenses associated with ongoing capital projects and inflation. Additionally, there was an unfavorable impact from absorption of $10.4 due mostly to inventory reductions.
Industrial Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$51.8	$59.2	(13)%	1%	(14)%	—%
Latin America (1)	3.9	6.0	—%	—%	—%	—%
Asia/Pacific (1)	10.5	5.4	—%	—%	—%	—%
Europe/Middle East/Africa	76.2	99.1	(23)%	—%	(12)%	(11)%
Total	$142.4	$169.7	(16)%	1%	(10)%	(7)%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales were down 16% overall from 2014. Selling volumes were down 10%, primarily from lower demand in the aerospace tooling, motorsports and wind markets. Additionally, net sales were lower from the unfavorable impact from changes in exchange rates of 7%. This exchange rate impact was mostly in Europe, as the U.S. dollar strengthened significantly against the Euro year over year. Selling prices increased 1% over 2014.
Earnings from operations were $10.4, or 7% of net sales in 2015, compared with $17.8, or 11% of net sales in 2014. The $7.4 decrease in earnings was driven by lower marginal income on lower selling volumes of $7.6, increased period costs of approximately $4.4 due to increased plant and personnel costs, and higher raw material costs of $0.6. The higher costs were partially offset by the favorable impact from absorption of $3.4, higher selling prices of $1.0, a favorable net impact from changes in exchange rates of $0.5, and lower operating expenses of $0.3.

In Process Separation

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$66.6	$62.7	6%	—%	6%	—%
Latin America	65.9	56.9	16%	(1)%	17%	—%
Asia/Pacific	46.3	41.2	12%	(2)%	18%	(4)%
Europe/Middle East/Africa	38.1	39.2	(3)%	—%	(2)%	(1)%
Total	$216.9	$200.0	8%	(1)%	10%	(1)%
Net sales increased 8%, primarily due to higher sales volumes of 10%. The volume increase in 2015 is primarily from higher demand in our mineral processing and alumina product lines, partly offset by lower metal extraction product and phosphine product sales. Selling prices were down 1%, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $61.3, or 28% of net sales in 2015, compared with $47.7, or 24% of net sales in 2014. The $13.6 increase in earnings is principally due to improved marginal income due to higher selling volumes of $13.4, a favorable net impact from changes in exchange rates of $6.1, net favorable fixed cost absorption of $6.0, and lower raw material costs of $4.0. These increases were partially offset by higher manufacturing costs of $10.5 due to higher overall plant operating costs, which included higher depreciation related to the startup of manufacturing plants in Canada and India, and higher freight from increased volumes. Additionally, there were higher operating expenses of $4.4 primarily related to commercial activities, and $1.1 from lower selling prices.
Additive Technologies

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$57.7	$59.0	(2)%	(1)%	(1)%	—%
Latin America	12.5	12.7	(2)%	(3)%	1%	—%
Asia/Pacific	38.4	32.5	18%	(4)%	24%	(2)%
Europe/Middle East/Africa	31.2	36.4	(14)%	(2)%	2%	(14)%
Total	$139.8	$140.6	(1)%	(2)%	6%	(5)%
Net sales were down 1% compared with 2014. Selling volumes were up 6%. Demand for polymer additives products increased across all regions. Higher volumes for specialty additives products occurred primarily in the Asia/Pacific region due to increased demand for industrial surfactants and docusate products, which were partly offset by weaker demand in the European region mostly due to instability in the chemical industry driven by lower oil prices. There was an unfavorable impact from changes in exchange rates of 5% mostly as the U.S. dollar strengthened considerably against the Euro year over year. Selling prices were down by 2%.
Earnings from operations were $18.7, or 13% of net sales in 2015, compared with $18.3, or 13% of net sales in 2014. The $0.4 increase in earnings is due primarily from increased marginal income due to higher selling volumes of $3.7, lower commercial and operating expenses of $1.9, and favorable fixed cost absorption of $1.5. These increases were partly offset by lower selling prices of $3.1, higher period costs of $1.6 mostly related to inflationary costs and plant maintenance, $1.6 of higher variable costs, and $0.4 of higher freight and warehousing due to higher volumes.

LIQUIDITY AND FINANCIAL CONDITION
At June 30, 2015, our cash balance was $123.2 compared with $133.9 at December 31, 2014. At June 30, 2015, approximately 52% of our cash was located outside of the U.S.
Net cash provided by (used in) continuing operations
Net cash provided by operating activities of continuing operations was $70.5 in 2015 compared to $105.0 in 2014. Trade accounts receivable increased $41.3 due to higher sales levels, as days outstanding of 50 days as of the end of the second quarter of 2015 increased one day from year end 2014. Accounts payable increased by $2.8, as accounts payable days outstanding at June 30, 2015 decreased two days to 44 days from 46 days at the end of 2014. Inventory decreased $5.0. Inventory days on hand were at 87 days at the end of the second quarter of 2015, which is up one day since year end 2014. Accrued expenses decreased by $27.5, primarily due to lower accrued incentive compensation and employee benefits compared to year-end. Income taxes payable decreased by $8.1. We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2, respectively, to our pension and postretirement plans in 2015. Through June 30, 2015, actual contributions to our pension and postretirement plans were $3.0 and $4.3, respectively.
Net cash used in investing activities of continuing operations was $64.3 in 2015 compared to $121.7 in 2014. Capital spending for the first six months of 2015 was $64.3 compared to $121.6 in 2014. Capital spending in 2015 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and Industrial Materials segments, in addition to maintenance of business capital across the Company and the investment in our new global ERP system. Our total capital spending for 2015 is expected to be in a range of approximately $160.0 to $180.0.
Net cash used in financing activities in 2015 was $8.0, compared to net cash provided of $5.4 in 2014. During the first six months of 2015, we paid cash dividends of $17.8 and made payments of $0.6 related to our long term borrowings. We also received $7.7 of proceeds from stock option exercises and had $2.7 of excess tax benefits related to share-based payment arrangements.
Share repurchases
There were no share repurchases during three and six months ended June 30, 2015 and $150.0 was available under the current buyback program as of June 30, 2015.
Dividends
On April 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2015 to shareholders of record as of May 11, 2015. Cash dividends paid in the second quarter of 2015 and 2014 were $8.9 and $4.4, respectively, and for the six months ended June 30, 2015 and 2014 were $17.8 and $8.9, respectively. On July 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2015 to shareholders of record as of August 10, 2015.
Net cash (used in) provided by operating activities of discontinued operations
Net cash used in operating activities of discontinued operations was $1.7 for six months ended June 30, 2015 compared to net cash provided of $0.3 for six months ended June 30, 2014. In 2015, the net cash used related to payments for the exit of a former Coatings site that occurred in 2015.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the Revolving Credit Facility as of June 30, 2015. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At June 30, 2015, $400.0 of the Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. Our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions and equity investments related to our growth product lines. In addition, we will continue to return excess cash to shareholders through dividends and share repurchases. Finally, if available at a reasonable price, we may buy back our public debt.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in Item 1, “Business” and also in Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is made to Note 11 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $9.1 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2015 OUTLOOK
In our July 16, 2015 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2015 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward-Looking Statements.”
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
Interest Rate Risk: At June 30, 2015, our outstanding borrowings consisted of long-term fixed rate debt, which had a carrying value of $741.8, a face value $747.9, and a fair value of approximately $735.2.
We had no variable rate debt outstanding as of June 30, 2015.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction.
At June 30, 2015, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $252.3. The fair value of currency contracts, based on forward exchange rates at June 30, 2015, was approximately $2.6 unfavorable. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2015 would decrease by approximately $24.1. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. We have completed the implementation with respect to several subsidiaries/locations and will continue to roll out the ERP in phases over the next two years.
As with any new information system we implement, this application, along with the internal controls over financial reporting included in this process, will require testing for effectiveness. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the ERP implementation will have an adverse effect on our internal control over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CYTEC INDUSTRIES INC.

By:	/s/ Daniel G. Darazsdi
Daniel G. Darazsdi
Vice President and Chief Financial Officer
July 20, 2015

Exhibit Index	Description

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2015 and 2014

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Daniel Darazsdi, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel Darazsdi, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.