Form 10-Q
period 2015-09-30
CYTEC INDUSTRIES INC/DE/
filed 2015-10-22
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
Form 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 71,553,510 shares of common stock outstanding at October 16, 2015.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$497.3	$506.8	$1,520.5	$1,523.0
Manufacturing cost of sales	326.8	342.0	1,040.4	1,018.2
Selling and technical services	35.4	35.3	106.9	109.6
Research and process development	12.8	12.0	37.3	37.2
Administrative and general	34.7	31.0	95.2	93.3
Amortization of acquisition intangibles	3.4	3.6	10.3	10.9
Earnings from operations	84.2	82.9	230.4	253.8
Other expense, net	1.5	1.6	3.0	2.2
Interest expense, net	4.0	3.1	11.6	9.3
Earnings from continuing operations before income taxes	78.7	78.2	215.8	242.3
Income tax provision	19.2	24.4	57.6	70.2
Earnings from continuing operations	59.5	53.8	158.2	172.1
Net (loss) gain on sale of discontinued operations, net of tax	—	(0.2)	(1.5)	11.0
(Loss) earnings from discontinued operations, net of tax	—	(0.2)	(1.5)	11.0
Net earnings	$59.5	$53.6	$156.7	$183.1
Comprehensive income	$30.7	$2.1	$89.5	$134.1
Earnings (loss) per share:
Basic earnings (loss) per common share:
Continuing operations	$0.83	$0.74	$2.20	$2.38
Discontinued operations	—	—	(0.02)	0.15
	$0.83	$0.74	$2.18	$2.53
Diluted earnings (loss) per common share:
Continuing operations	$0.81	$0.73	$2.16	$2.34
Discontinued operations	—	—	(0.02)	0.15
	$0.81	$0.73	$2.14	$2.49
Dividends per common share	$0.125	$0.125	$0.375	$0.25
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$170.9	$133.9
Trade accounts receivable, less allowance for doubtful accounts of $3.5 and $3.8 at September 30, 2015 and December 31, 2014, respectively	286.2	265.1
Other accounts receivable	72.9	74.6
Inventories	309.4	307.6
Deferred income taxes	35.1	27.4
Other current assets	21.9	26.2
Total current assets	896.4	834.8
Plants, equipment and facilities, at cost	1,699.7	1,680.8
Less: accumulated depreciation	(589.0)	(559.4)
Net plant investment	1,110.7	1,121.4
Acquisition intangibles, net of accumulated amortization of $80.1 and $70.8 at September 30, 2015 and December 31, 2014, respectively	128.7	141.6
Goodwill	502.0	508.8
Deferred income taxes	32.8	41.2
Other assets	137.5	119.4
Total assets	$2,808.1	$2,767.2
Liabilities
Current liabilities
Accounts payable	$179.1	$172.4
Current maturities of long-term debt	1.5	1.2
Accrued expenses	160.3	184.6
Income taxes payable	9.2	8.4
Deferred income taxes	0.4	0.3
Total current liabilities	350.5	366.9
Long-term debt	740.1	741.7
Pension and other postretirement benefit liabilities	229.1	245.9
Other noncurrent liabilities	156.3	170.3
Deferred income taxes	34.5	31.4
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 99,822,154 at September 30, 2015 and 99,772,436 at December 31, 2014	1.0	1.0
Additional paid-in capital	481.7	474.2
Retained earnings	1,829.3	1,699.6
Accumulated other comprehensive (loss) income	(54.1)	13.1
Treasury stock, at cost, 28,275,035 shares at September 30, 2015 and 28,732,931 shares at December 31, 2014	(960.3)	(976.9)
Total stockholders’ equity	1,297.6	1,211.0
Total liabilities and stockholders’ equity	$2,808.1	$2,767.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by (used in) operating activities
Net earnings	$156.7	$183.1
(Loss) earnings from discontinued operations, net of tax	(1.5)	11.0
Net earnings from continuing operations	158.2	172.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	52.1	46.5
Amortization	13.4	13.5
Share-based compensation	10.0	9.8
Deferred income taxes	5.4	18.8
Pension and postretirement benefit (income) expense	(2.3)	0.7
Contributions to pension and postretirement plans	(11.6)	(10.6)
Non-cash loss on disposal of assets	0.9	1.9
Unrealized (gain) loss on foreign currency forward contracts	(5.8)	7.9
Changes in operating assets and liabilities:
Trade accounts receivable	(38.0)	(50.1)
Other receivables	4.3	(5.6)
Inventories	(11.8)	(48.7)
Other assets	(5.0)	1.1
Accounts payable	13.3	22.4
Accrued expenses	(19.0)	(1.6)
Income taxes payable	(2.5)	4.2
Other liabilities	(1.6)	(10.6)
Net cash provided by operating activities of continuing operations	160.0	171.7
Net cash (used in) provided by operating activities of discontinued operations	(3.2)	0.3
Net cash provided by operating activities	156.8	172.0
Cash flows used in investing activities:
Additions to plants, equipment and facilities	(96.9)	(170.3)
Other investing activities, net	—	(0.1)
Net cash used in investing activities	(96.9)	(170.4)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.5	1.3
Payments on long-term debt	(0.9)	(0.4)
Change in short-term borrowings, net	—	2.9
Cash dividends	(26.8)	(17.9)
Proceeds from the exercise of stock options	9.9	14.3
Excess tax benefits from share-based payment arrangements	3.8	6.7
Net cash (used in) provided by financing activities	(13.5)	6.9
Effect of currency rate changes on cash and cash equivalents	(9.4)	(7.7)
Increase in cash and cash equivalents	37.0	0.8
Cash and cash equivalents, beginning of period	133.9	151.8
Cash and cash equivalents, end of period	$170.9	$152.6
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

2. MERGER AGREEMENT WITH SOLVAY SA
On July 29, 2015, we announced that the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solvay SA (“Solvay”) and its wholly owned subsidiary, Tulip Acquisition Inc. (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Solvay (the “Surviving Corporation”). In connection with the Merger, each issued and outstanding share of our common stock, par value $0.01 per share, other than shares held by the Company, Solvay or any of their respective subsidiaries and shares with respect to which appraisal rights are properly demanded and not waived, withdrawn or lost, will be converted into the right to receive $75.25 in cash, without interest and less any applicable withholding taxes.
Each of the Company, Solvay and Merger Subsidiary has made customary representations and warranties in the Merger Agreement. The Company has also agreed to various customary covenants and agreements, including, among others, and subject to certain exceptions, to conduct its business in the ordinary course of business between the execution of the Merger Agreement and closing of the Merger and not to engage in certain specified types of transactions during such period. Under the terms of the Merger Agreement, the Company is permitted to pay regular quarterly dividends in an amount not to exceed $0.125 per share. In addition, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and engage in discussions with, third parties regarding alternative acquisition proposals, except as permitted by the Merger Agreement.
The Merger Agreement contains specified termination rights, including the right for each of the Company and Solvay to terminate the Merger Agreement if the Merger is not consummated by January 28, 2016 (subject to one automatic three-month extension if all of the conditions to closing, other than the conditions related to obtaining certain governmental approvals, have been satisfied). The Merger Agreement also provides for other customary termination rights for both Solvay (including if the Board of Directors of the Company changes its recommendation in respect of the Merger) and the Company, and further provides that the Company would be required to pay Solvay a termination fee equal to $140.0 following a termination in certain circumstances.
The Merger is subject to certain closing conditions, including (i) the approval of the Merger Agreement by a majority of the outstanding shares of our common stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and expiration or termination of any applicable waiting period or, if applicable, receipt of approval (which approvals remains in full force and effect), under any similar foreign antitrust or competition laws in Brazil, the European Union, Israel, Japan, Mexico, South Korea, Turkey and Ukraine; and (iv) the conclusion of any review, investigation or other proceeding by the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to Section 721 of the Defense Production Act of 1950, as added by the Exon-Florio Amendment of 1988 and as amended by the Foreign Investment and National Security Act of 2007. In addition to customary conditions in favor of both parties regarding the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), Solvay’s obligations to complete the Merger are also subject to the conditions that there have been no event or occurrence that would reasonably be expected to have a material adverse effect on the Company, the receipt of approval from the Defense Security Service of the U.S. Department of Defense and the absence of written objection from the Directorate of Defense Trade Controls of the U.S. Department of State.
The Company and Solvay submitted a joint voluntary notice to CFIUS on September 14, 2015 and CFIUS is currently reviewing the proposed transaction. The Company and Solvay notified the Directorate of Defense Trade Controls of the transaction on September 21, 2015, and are working with the Defense Security Service on a detailed plan to mitigate foreign ownership, control or influence. The applicable waiting period under the HSR Act expired on September 24, 2015. The Company made applicable filings in Mexico and Ukraine on September 24, 2015, in South Korea on October 5, 2015, in Israel on October 8, 2015, in Turkey on October 9, 2015 and in the European Union on October 13, 2015. The Company currently expects that applicable filings in Brazil and Japan will be made in due course.
Assuming timely satisfaction of the necessary closing conditions, we currently expect the closing of the Merger to occur in the fourth quarter of 2015.

3. NEW ACCOUNTING PRONOUNCEMENTS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. This also applies to the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result to the change in the provisional amounts as if the accounting had been completed at the acquisition date. Additional disclosures are required to clarify the impact the adjustments to provisional amounts would have had on prior periods (by income statement line item) as if the accounting had been completed at the acquisition date. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The guidance requires an entity to measure inventory at the lower of cost or net realizable value, from the current guidance of the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with earlier application permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which was amended by ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” issued in August 2015. These ASUs will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. However, the guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, which is consistent with current U.S. GAAP standards. ASU 2015-03 and ASU 2015-15 are effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and are to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will supersede current revenue recognition guidance in Accounting Standards Codification Topic 605, “Revenue Recognition.” The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption is permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. We have not yet selected a transition method and continue to evaluate the impact this guidance, as well as amendments to the guidance that have been proposed by the FASB, will have on our future consolidated financial statements and related disclosures.

4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
The following tables display summarized activity in our consolidated statements of income for discontinued operations during the three and nine months ended September 30, 2015 and 2014 related to our former Coating Resins (“Coatings”) business and other divestitures.

	Three Months Ended September 30,
	2015		2014
	Coatings	Total	Coatings	Distribution Product Line	Total
(Loss) gain on sale of discontinued operations	$—	$—	$(0.1)	$0.2	$0.1
Income tax expense on (loss) gain on sale	—	—	(0.3)	—	(0.3)
(Loss) earnings from discontinued operations, net of tax	$—	$—	$(0.4)	$0.2	$(0.2)

	Nine Months Ended September 30,
	2015		2014
	Coatings	Total	Coatings	Distribution Product Line	Pre- Acquisition Umeco	Total
(Loss) gain on sale of discontinued operations	$(2.3)	$(2.3)	$(3.6)	$0.2	$3.6	$0.2
Income tax benefit on (loss) gain on sale	0.8	0.8	10.8	—	—	10.8
(Loss) earnings from discontinued operations, net of tax	$(1.5)	$(1.5)	$7.2	$0.2	$3.6	$11.0
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. For the nine months ended September 30, 2015, we recorded after-tax losses of $1.5 related to the sale of Coatings, of which $0.1 was for these tax liabilities and $1.4 of additional costs of exiting a former

Coatings facility. During the three and nine months ended September 30, 2014, we recorded after-tax charges of $0.1 and $1.4, respectively, related to certain of these tax liabilities. For the three and nine months ended September 30, 2014, we also incurred after-tax charges of approximately $0.3 and $2.5, respectively, for purchase price and working capital adjustments related to the sale. Additionally, in the nine months ended September 30, 2014, we recorded tax benefits of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. These after-tax losses and gains are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
As of September 30, 2015, the final working capital adjustment on the Coatings divestiture transaction is in dispute. We believe we will recover the net amount we have recorded with respect to the final working capital adjustment.
Other divestitures
Industrial Materials distribution product line
In the third quarter of 2014, we recorded an after-tax benefit of $0.2 related to final purchase price and settlement of final working capital adjustments from the sale of the Industrial Materials distribution product line in July 2013, which we acquired as part of the Umeco acquisition in 2012. These amounts are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.
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

5. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our Corporate and Unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Manufacturing cost of sales	$0.5	$0.1	$2.0	$0.3
Selling and technical services	—	—	0.4	—
Administrative and general	2.3	(0.1)	4.1	0.1
Total	$2.8	$—	$6.5	$0.4
Details of our 2015 restructuring initiatives are as follows:
During the first quarter of 2015, we approved plans to realign the supporting structure of all our segments and across various functions to take advantage of synergies from the ongoing implementation of our single, global enterprise resource planning (“ERP”) system. These plans resulted in a restructuring charge of $3.5 for severance related to the elimination of approximately 55 positions. The initiative is expected to be completed by the end of 2016. During the second quarter of 2015, we recorded a favorable adjustment of $0.1 to the 2015 restructuring initiatives, while in the third quarter of 2015, we recorded a favorable adjustment of $0.4 to these initiatives. The remaining reserve relating to the 2015 restructuring initiatives at September 30, 2015 is $1.4.
Updates to our 2013 restructuring initiatives are as follows:
During the first nine months of 2015, we recorded a net adjustment of $3.6 to the 2013 restructuring initiatives, mostly due to recognizing the fair value of a liability related to the leased Huntington Beach facility that we ceased using in the third quarter of 2015. The remaining reserve relating to the 2013 restructuring initiatives at September 30, 2015 is $3.2.

Updates to our 2012 restructuring initiatives are as follows:
During the first nine months of 2015, we recorded a net favorable adjustment of $0.1 to the 2012 restructuring initiatives. The remaining reserve relating to the 2012 restructuring initiatives at September 30, 2015 is $2.0.
Following are the changes in the restructuring reserve balance through the first nine months of 2015:

Restructuring Initiatives:	2012	2013	2015	Total
Balance at December 31, 2013	$4.8	$1.8	$—	$6.6
2014 (credits) charges	(0.4)	1.4	—	1.0
Non-cash items(1)	—	(0.5)	—	(0.5)
Cash payments	(1.2)	(0.9)	—	(2.1)
Balance at December 31, 2014	$3.2	$1.8	$—	$5.0
First quarter charges	0.1	—	3.5	3.6
Non-cash items(1)	—	(0.1)	—	(0.1)
Cash payments	(0.9)	(0.1)	(1.0)	(2.0)
Balance at March 31, 2015	$2.4	$1.6	$2.5	$6.5
Second quarter (credits) charges	(0.1)	0.3	(0.1)	0.1
Non-cash items(1)	—	(0.3)	—	(0.3)
Cash payments	(0.2)	(0.6)	(0.5)	(1.3)
Balance at June 30, 2015	$2.1	$1.0	$1.9	$5.0
Third quarter (credits) charges	(0.1)	3.3	(0.4)	2.8
Non-cash items(1)	—	(0.3)	—	(0.3)
Cash payments	—	(0.8)	—	(0.8)
Currency translation adjustments	—	—	(0.1)	(0.1)
Balance at September 30, 2015	$2.0	$3.2	$1.4	$6.6
______________________

(1)	Includes accelerated depreciation of plant assets at our California sites.

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
The weighted average assumptions for the nine months ended September 30, 2015 and 2014 are noted in the following table:

	Nine Months Ended September 30,
	2015	2014
Expected life (years)	6.2	6.3
Expected volatility	30.4%	34.6%
Expected dividend yield	1.03%	0.63%
Risk-free interest rate	2.31%	3.00%
Weighted-average fair value per option	$14.40	$16.46
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
At September 30, 2015, there were approximately 7,400,000 shares reserved for issuance under the 1993 Plan, inclusive of approximately 3,500,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2015 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,996,794	$28.84
Granted	565,408	44.69
Exercised	(467,516)	26.79
Forfeited	(13,838)	43.22
Outstanding at September 30, 2015	3,080,848	$32.00	6.3	$128.9
Exercisable at September 30, 2015	1,972,525	$25.69	5.0	$95.0
During the nine months ended September 30, 2015, we granted 565,408 stock options. The weighted-average grant-date fair value of the stock options granted during the nine months ended September 30, 2015 and 2014 was $14.40 and $16.46 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.3 and $2.4 for the three months ended September 30, 2015 and 2014, respectively, and $6.8 and $6.7 during the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2015 and 2014 was $13.7 and $32.4, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises.
As of September 30, 2015, there was $7.0 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $5.9 and $10.9 for the nine months ended September 30, 2015 and 2014, respectively. Cash received from stock options exercised was $9.9 and $14.3 for the nine months ended September 30, 2015 and 2014, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the nine months ended September 30, 2015 and 2014 was $0.1 and $0.7, respectively. The total amount of pre-tax income recognized for cash-settled SARS was $0.1 for both the nine months ended September 30, 2015 and 2014. The liability related to our cash-settled SARS was $0.2 at December 31, 2014. There were no cash-settled SARS outstanding as of September 30, 2015.

Nonvested stock, nonvested stock units, and performance stock
The 1993 Plan provides for the issuance of nonvested stock, nonvested stock units, and performance stock. Nonvested stock and nonvested stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2015 and 2014, and there were no outstanding performance stock awards as of September 30, 2015.
A summary of nonvested stock and nonvested stock units for the nine months ended September 30, 2015 is presented below:

Nonvested Stock and Nonvested Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2015	307,882	$34.66
Granted	80,276	45.20
Vested	(118,492)	25.71
Forfeited	(1,854)	41.22
Nonvested at September 30, 2015	267,812	$41.72
During the nine months ended September 30, 2015, we granted 66,308 nonvested stock units to employees and 13,968 shares of nonvested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted-average fair value of the nonvested stock and nonvested stock units on the grant date was $45.20 per share. The total amount of share-based compensation expense recognized for nonvested stock and nonvested stock units was $1.0 and $1.1 for the three months ended September 30, 2015 and 2014, respectively, and $2.9 for both the nine months ended September 30, 2015 and 2014. As of September 30, 2015, there was $3.8 of total unrecognized compensation cost related to nonvested stock and nonvested stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory was approximately $0.6 and $0.5 as of September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015 and December 31, 2014, our Additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $93.4 and $89.6, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Earnings from continuing operations	$59.5	$53.8	$158.2	$172.1
(Loss) earnings from discontinued operations, net of tax	—	(0.2)	(1.5)	11.0
Net earnings	$59.5	$53.6	$156.7	$183.1
Denominator:
Weighted average shares outstanding	72,098	72,498	71,966	72,234
Effect of dilutive shares:
Options and stock-settled SARS	1,143	984	1,007	1,058
Nonvested shares and units	167	185	162	208
Diluted average shares outstanding	73,408	73,667	73,135	73,500
Basic earnings (loss) per common share:
Earnings from continuing operations	$0.83	$0.74	$2.20	$2.38
(Loss) earnings from discontinued operations	—	—	(0.02)	0.15
Net earnings per common share	$0.83	$0.74	$2.18	$2.53
Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.81	$0.73	$2.16	$2.34
(Loss) earnings from discontinued operations	—	—	(0.02)	0.15
Net earnings per common share	$0.81	$0.73	$2.14	$2.49
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Nine Months Ended September 30,
	2015	2014
Options	6	232
Stock-settled SARS	—	—
Nonvested shares and units	—	—
Total	6	232

8. INVENTORIES
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Finished goods	$199.4	$204.1
Work in progress	17.1	10.8
Raw materials and supplies	92.9	92.7
Total inventories	$309.4	$307.6

9. DEBT
Long-term debt, including the current portion, consisted of the following:

	September 30, 2015		December 31, 2014
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2019	$—	$—	$—	$—
8.95% notes due July 1, 2017	82.3	82.2	82.3	82.2
3.5% notes due April 1, 2023	400.0	397.9	400.0	397.7
3.95% notes due May 1, 2025	250.0	249.9	250.0	249.9
Other	14.9	11.6	17.4	13.1
Total debt	$747.2	$741.6	$749.7	$742.9
Less: current maturities	(1.5)	(1.5)	(1.4)	(1.2)
Long-term debt	$745.7	$740.1	$748.3	$741.7
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
Revolving Credit Facility
At September 30, 2015, there were no borrowings outstanding under the Revolving Credit Facility (the “Facility”), and $400.0 was available for borrowing under the Facility. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”); and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance through the effective time of the merger with Solvay, which is discussed further in Note 2.
Fair value
At September 30, 2015 and December 31, 2014, the fair value of our debt was $738.5 and $761.5, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 16. These inputs include a discounted cash flow analysis, which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Interest
The weighted-average interest rate on all of our debt was 4.36% and 5.37% as of September 30, 2015 and 2014, respectively. We had no short-term borrowings outstanding at September 30, 2015 and December 31, 2014.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of September 30, 2015 and December 31, 2014, the aggregate environmental related accruals were $58.0 and $59.5, respectively, of which $9.5 was included in Accrued expenses for both periods, with the remainder of $48.5 and $50.0 included in Other noncurrent liabilities as of September 30, 2015 and December 31, 2014, respectively. Environmental remediation spending for the three months ended September 30, 2015 and 2014 was $1.6 and $1.7, respectively, and $4.0 and $3.9 for the nine months ended September 30, 2015 and 2014, respectively.
We review our environmental remediation accruals quarterly, and adjust our environmental related accruals as needed based on new information. During the nine months ended September 30, 2015, our adjustments resulted in a net increase of $3.6 in our environmental related accruals, consisting of an increase of $1.3 related primarily to an inactive U.S. site, for a detailed alternative analysis and feasibility study as required by the EPA as well as future remedial activities, and a net increase of $2.3 related to several other sites.
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
As of September 30, 2015 and December 31, 2014, the aggregate self-insured and insured contingent liability was $44.0 and $45.9, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.3 and $19.7, respectively. The asbestos liability included in the above amounts at September 30, 2015 and December 31, 2014 was $33.9 and $36.5, respectively, and the insurance receivable related to the liability as well as claims for past payments was $20.0 and $19.3, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
Asbestos
We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned, or from products that we formerly manufactured for specialized applications. Many of these cases involve numerous defendants. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us; however, we can make no assurances that this pattern will continue.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Number of claimants at beginning of period	5,200	8,100
Number of claimants associated with claims closed during period	(100)	(3,000)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	5,200	5,200
Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us, which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. In 2014, by virtue of a new Texas law, which amended the Texas Civil Code, the Texas courts commenced dismissing dormant asbestos cases without prejudice to re-filing by plaintiffs. In the fourth quarter of 2014, the Texas courts dismissed almost 3,000 claimants with claims against us. We expect additional dismissals in late 2015 and early 2016.
Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party, which is updated every three years. During the third quarter of 2015, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which updated our last study completed in the third quarter of 2012. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2015, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type. The study assumes liabilities through 2044.
As a result of our findings, we recorded a decrease of $0.4 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded an increase of $2.1 related to receivables for probable insurance recoveries for these pending and future claims. The increase in the receivables primarily results from a shift in the types of expected future claims that have more available insurance. Overall, we expect to recover approximately 52% of our future indemnity costs. We have completed Coverage-In-Place-Agreements with most of our larger insurance carriers.
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
The defendants, including the Company, moved to dismiss the personal injury lead cases pending in Wisconsin state court pursuant to the new law. By a decision dated March 2014 in the Wisconsin state court case styled Clark et al. v. American Cyanamid Company et al., the court denied the defendants motion holding unconstitutional the retroactive application of the new law. The defendants, including the Company, petitioned for leave to appeal the trial court’s decision. The petition for leave was granted by the Wisconsin Appellate Division. By order dated October 2015, the Wisconsin Appellate Division certified the issue to the Wisconsin Supreme Court.
Also, in 2010, the United States District Court for the Eastern District of Wisconsin held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment violates the due process clause set forth in the 14th Amendment to the United States Constitution. The Court’s decision was appealed to the United States Circuit Court of Appeals for the Seventh Circuit. The Seventh Circuit Court of Appeals also requested that the parties brief the constitutionality of the new retroactivity provision in the biennial budget. In the third quarter of 2014, the United States Court of Appeals for the Seventh Circuit reversed the trial court’s dismissal and held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment is permissible under the United States Constitution. The Court also held that the retroactivity provision of Wisconsin State 845.046 is unconstitutional as it effects a vested right. As a result of the Seventh Circuit’s decision, the lead ingestion cases venued in the United States District Court of Wisconsin will proceed. The defendants, including the Company, have moved to dismiss the federal cases for lack of personal jurisdiction. By order dated October 2015, the district court denied the Company’s motion to dismiss.
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
Stockholder Litigation

On September 17, 2015, an alleged stockholder of Cytec filed a complaint related to the merger in the Superior Court of New Jersey, Passaic County on behalf of a putative class of the Company’s stockholders. The lawsuit, captioned Levy v. Cytec Industries Inc., et al., names as defendants the Company, its directors, Solvay and Merger Subsidiary. The Levy complaint generally alleges that our directors breached their fiduciary duties by, among other things, conducting a flawed sales process and approving the merger agreement at an inadequate price, agreeing to a transaction through which the individual defendants will receive certain change of control benefits, and by disseminating a preliminary proxy statement in connection with the merger that is allegedly inaccurate or misleading in various respects. The complaint further alleges that these supposed breaches of duty were aided and abetted by Solvay and Merger Subsidiary. The complaint generally seeks, among other things, compensatory and/or rescissory damages and an award of attorneys’ fees. On October 13, 2015, the Cytec defendants filed a motion to dismiss this action. We believe that the claims asserted in the litigation have no merit.

On October 6, 2015, the first of two putative class actions related to the merger was filed by an alleged stockholder of the Company in the United States District Court, District of Delaware. The first lawsuit, captioned Lagarde v. Cytec Industries Inc., names as defendants the Company and its directors, and the second lawsuit, filed on October 21, 2015 and captioned Andersen v. Cytec Industries Inc. et al., names as defendants the Company, its directors, Solvay and Merger Subsidiary. The two Delaware complaints generally allege that our directors made, and exercised control over other persons who also made, untrue statements of fact and omitted to state material facts necessary to make the statements made not misleading in the preliminary proxy statement relating to the merger, supposedly in violation of Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934, 15 U.S.C. §§ 78-n(a) & 78t(a). The Andersen complaint also includes claims that the Company’s directors breached their fiduciary duties by, among other things, agreeing to the merger at an inadequate price and following an insufficient sale process, and by making allegedly inadequate or incomplete disclosures relating to the merger in the preliminary proxy statement, and that the Company, Solvay and Merger Subsidiary aided and abetted those purported breaches of duty. The complaints generally seek, among other things, equitable relief to enjoin Cytec and Solvay from consummating the merger, damages and an award of attorneys’ fees. The defendants have not yet answered or otherwise responded to the complaints. The defendants believe that the claims asserted in the litigation have no merit.

To date, we have no accrued amounts related to these lawsuits. See Note 2 for additional information related to the Merger with Solvay.
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

11. COMPREHENSIVE INCOME
The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$59.5	$53.6	$156.7	$183.1
Other comprehensive (loss) income:
Accumulated pension liability, net of tax	(0.5)	(0.4)	(1.3)	(1.3)
Foreign currency translation adjustments	(28.3)	(51.1)	(65.9)	(47.7)
Comprehensive income	$30.7	$2.1	$89.5	$134.1

The following tables present changes in accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$5.5	$(30.8)	$(25.3)	$7.7	$90.5	$98.2
Other comprehensive income before reclassifications	—	(28.3)	(28.3)	—	(51.1)	(51.1)
Amounts reclassified from AOCI	(0.5)	—	(0.5)	(0.4)	—	(0.4)
Net current period OCI	(0.5)	(28.3)	(28.8)	(0.4)	(51.1)	(51.5)
Balance, end of period	$5.0	$(59.1)	$(54.1)	$7.3	$39.4	$46.7

	Nine Months Ended September 30,
	2015			2014
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$6.3	$6.8	$13.1	$8.6	$87.1	$95.7
Other comprehensive income before reclassifications	—	(65.9)	(65.9)	—	(47.7)	(47.7)
Amounts reclassified from AOCI	(1.3)	—	(1.3)	(1.3)	—	(1.3)
Net current period OCI	(1.3)	(65.9)	(67.2)	(1.3)	(47.7)	(49.0)
Balance, end of period	$5.0	$(59.1)	$(54.1)	$7.3	$39.4	$46.7
The following table presents a summary of reclassification adjustments out of AOCI for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the Consolidated Statements of Income
Details of AOCI component	2015	2014	2015	2014
Pension related adjustments:
Amortization of prior service costs (credits)	$(0.8)	$(0.7)	$(2.1)	$(2.1)	(1)
	(0.8)	(0.7)	(2.1)	(2.1)	Total before tax
	0.3	0.3	0.8	0.8	Tax expense
Total pension reclassifications	$(0.5)	$(0.4)	$(1.3)	$(1.3)	Net of tax
__________________

(1)
These AOCI components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 17 - Employee Benefit Plans for additional information on net periodic pension cost.

12. INCOME TAXES
The effective tax rate for continuing operations for the three and nine months ended September 30, 2015 was a tax provision of 24.4%, or $19.2, and 26.7%, or $57.6, respectively, compared to a tax provision of 31.2%, or $24.4, and 29.0%, or $70.2, respectively for the three and nine months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was favorably impacted primarily by a net tax benefit of $5.0 attributable to the closure of the federal tax examination in the U.S. The effective tax rate for the nine months ended September 30, 2015 was favorably impacted by a net tax benefit of $6.7, consisting of $7.4 of adjustments to the unrecognized tax positions due to the closure of the U.S. federal tax examination, a statute lapse in non-U.S. jurisdictions, and changes in tax rates for U.S. and certain international operations, partially offset by $0.7 of valuation allowance charges.
As of September 30, 2015, the amount of gross unrecognized tax benefits for continuing operations is $6.2, excluding interest, of which $5.8 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at

December 31, 2014 for continuing operations was $10.0, excluding interest, of which $9.6 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $1.2 as of December 31, 2014. Activity for the nine months ended September 30, 2015 included a $0.1 increase for additional accruals, which were offset by a $0.6 decrease due to the closure of the federal tax examination in the U.S., along with a statute lapse in the non-U.S. jurisdictions, and foreign exchange, thus resulting in a liability for the payment of interest of $0.7 as of September 30, 2015.

13. OTHER FINANCIAL INFORMATION
Dividends
On July 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2015 to shareholders of record as of August 10, 2015. Cash dividends paid in both the third quarter of 2015 and 2014 were $9.0, and for the nine months ended September 30, 2015 and 2014 were $26.8 and $17.9, respectively. On October 15, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2015 to shareholders of record as of November 10, 2015, as is permitted under the Merger Agreement with Solvay. See Note 2 for additional information related to the Merger with Solvay.
Income taxes paid
Income taxes paid for the nine months ended September 30, 2015 and 2014 were $54.4 and $51.7, respectively.
Interest
Interest paid for the nine months ended September 30, 2015 and 2014 was $19.0 and $26.0, respectively. Interest income for the nine months ended September 30, 2015 and 2014 was $0.8 and $0.4, respectively.

14. SEGMENT INFORMATION
Summarized segment information for our four continuing segments for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales:	2015	2014	2015	2014
Aerospace Materials
Sales to external customers	$261.5	$250.8	$785.6	$756.7
Intersegment sales	0.1	0.7	0.2	0.8
Industrial Materials	63.8	80.3	206.1	250.0
In Process Separation	106.3	108.2	323.2	308.3
Additive Technologies	65.7	67.5	205.6	208.0
Net sales from segments	497.4	507.5	1,520.7	1,523.8
Elimination of intersegment revenue	(0.1)	(0.7)	(0.2)	(0.8)
Total consolidated net sales	$497.3	$506.8	$1,520.5	$1,523.0

	Three Months Ended September 30,				Nine Months Ended September 30,
Earnings from operations:	2015	% of Sales	2014	% of Sales	2015	% of Sales	2014	% of Sales
Aerospace Materials	$54.8	21%	$45.7	18%	$153.6	20%	$136.4	18%
Industrial Materials	1.2	2%	6.8	9%	11.7	6%	24.7	10%
In Process Separation	30.8	29%	27.1	25%	92.1	28%	74.8	24%
Additive Technologies	10.8	16%	8.4	12%	29.5	14%	26.7	13%
Earnings from segments	97.6	20%	88.0	17%	286.9	19%	262.6	17%
Corporate and Unallocated, net (1)	(13.4)		(5.1)		(56.5)		(8.8)
Total earnings from operations	$84.2	17%	$82.9	16%	$230.4	15%	$253.8	17%
______________________

(1)
For the three and nine months ended September 30, 2015, Corporate and Unallocated, net includes restructuring charges of $2.8 and $6.5, respectively, which are detailed further in Note 5, and charges of $4.5 related to the merger with Solvay, which is discussed further in Note 2. For the nine months ended September 30, 2015, Corporate and Unallocated, net includes charges of $15.8 for net mark-to-market (“MTM”) adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2014 MTM adjustment, and costs of $11.3, in connection with a lockout of employees at one of our plants. For both the three and nine months ended September 30, 2014, Corporate and Unallocated, net includes costs of $0.6 in connection with a lockout of employees at one of our plants. For the nine months ended September 30, 2014, it includes benefits of $6.2 for MTM adjustments of our pension and postretirement benefit plans representing the impact of inventory capitalization related to the fourth quarter 2013 MTM adjustment, and restructuring charges of $0.4 related to prior year initiatives.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2014	$233.7	$182.2	$65.1	$27.8	$508.8
2015 Activity:
Foreign currency translation adjustments	(2.4)	(1.9)	(2.5)	—	(6.8)
Balance at September 30, 2015	$231.3	$180.3	$62.6	$27.8	$502.0
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (Years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2015	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Technology-based	14.3	$46.1	$47.3	$(28.5)	$(26.6)	$17.6	$20.7
Marketing-related	10.2	13.7	13.8	(8.4)	(7.6)	5.3	6.2
Customer-related	15.8	149.0	151.3	(43.2)	(36.6)	105.8	114.7
Total		$208.8	$212.4	$(80.1)	$(70.8)	$128.7	$141.6
Amortization of acquisition intangibles for the three months ended September 30, 2015 and 2014 was $3.4 and $3.6, respectively, and for the nine months ended September 30, 2015 and 2014 was $10.3 and $10.9, respectively.
Assuming no change in the gross carrying amount of acquisition intangibles and the September 30, 2015 currency exchange rates remain constant, the estimated annual future amortization expense for 2015 and the next five years are as follows:

	2015	2016	2017	2018	2019	2020
Intangibles amortization expense	$13.7	$13.5	$12.1	$10.6	$9.8	$9.4

16. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other expense, net.
At September 30, 2015, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totaled $259.2. Of this total, $176.1 was attributed to the exposure in forward selling/purchase of USD, and $83.1 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at September 30, 2015 and December 31, 2014 were $0.3 and $6.1, respectively.
Credit risk
At September 30, 2015, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2015, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following table summarizes the impact of derivative instruments on our consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$2.5	Other current assets	$0.6	Accrued expenses	$2.8	Accrued expenses	$6.7
The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the three and nine months ended September 30, 2015 and 2014:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forwards	Other expense, net	$(0.5)	$(13.0)	$(14.5)	$(16.7)
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

The net fair value of our foreign currency forward contracts, based on Level 2 inputs, at September 30, 2015 was approximately $0.3 unfavorable.
As of September 30, 2015, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the nine months ended September 30, 2015. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS
Net periodic (benefit) cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended September 30,	2015	2014	2015	2014
Service cost	$0.5	$0.9	$0.2	$0.3
Interest cost	8.2	10.9	2.0	2.0
Expected return on plan assets	(10.7)	(12.7)	(0.3)	(0.3)
Net amortization	—	—	(0.7)	(0.8)
Net periodic (benefit) cost	$(2.0)	$(0.9)	$1.2	$1.2

	Pension Plans		Postretirement Plans
Nine Months Ended September 30,	2015	2014	2015	2014
Service cost	$1.5	$2.7	$0.8	$0.7
Interest cost	24.9	32.8	5.9	6.0
Expected return on plan assets	(32.5)	(38.3)	(0.9)	(1.0)
Net amortization	0.1	0.1	(2.1)	(2.3)
Net periodic (benefit) cost	$(6.0)	$(2.7)	$3.7	$3.4
We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2 in 2015 to our pension and postretirement plans, respectively. Through September 30, 2015, actual contributions to our continuing pension and postretirement plans were $4.2 and $7.4, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2015 and 2014 were $6.1 and $5.7, respectively, and for the nine months ended September 30, 2015 and 2014 were $19.9 and $18.2, respectively.

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
Merger Agreement with Solvay SA
On July 29, 2015, we announced that the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solvay SA (“Solvay”) and its wholly owned subsidiary, Tulip Acquisition Inc. (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Solvay (the “Surviving Corporation”). In connection with the Merger, each issued and outstanding share of our common stock, par value $0.01 per share, other than shares held by the Company, Solvay or any of their respective subsidiaries and shares with respect to which appraisal rights are properly demanded and not waived, withdrawn or lost, will be converted into the right to receive $75.25 in cash, without interest and less any applicable withholding taxes.
Each of the Company, Solvay and Merger Subsidiary has made customary representations and warranties in the Merger Agreement. The Company has also agreed to various customary covenants and agreements, including, among others, and subject to certain exceptions, to conduct its business in the ordinary course of business between the execution of the Merger Agreement and closing of the Merger and not to engage in certain specified types of transactions during such period. Under the terms of the Merger Agreement, the Company is permitted to pay regular quarterly dividends in an amount not to exceed $0.125 per share. In addition, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and engage in discussions with, third parties regarding alternative acquisition proposals, except as permitted by the Merger Agreement.
The Merger Agreement contains specified termination rights, including the right for each of the Company and Solvay to terminate the Merger Agreement if the Merger is not consummated by January 28, 2016 (subject to one automatic three-month extension if all of the conditions to closing, other than the conditions related to obtaining certain governmental approvals, have been satisfied). The Merger Agreement also provides for other customary termination rights for both Solvay (including if the Board of Directors of the Company changes its recommendation in respect of the Merger) and the Company, and further provides that the Company would be required to pay Solvay a termination fee equal to $140.0 following a termination in certain circumstances.

The Merger is subject to certain closing conditions, including (i) the approval of the Merger Agreement by a majority of the outstanding shares of our common stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and expiration or termination of any applicable waiting period or, if applicable, receipt of approval (which approvals remains in full force and effect), under any similar foreign antitrust or competition laws in Brazil, the European Union, Israel, Japan, Mexico, South Korea, Turkey and Ukraine; and (iv) the conclusion of any review, investigation or other proceeding by the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to Section 721 of the Defense Production Act of 1950, as added by the Exon-Florio Amendment of 1988 and as amended by the Foreign Investment and National Security Act of 2007. In addition to customary conditions in favor of both parties regarding the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), Solvay’s obligations to complete the Merger are also subject to the conditions that there have been no event or occurrence that would reasonably be expected to have a material adverse effect on the Company, the receipt of approval from the Defense Security Service of the U.S. Department of Defense and the absence of written objection from the Directorate of Defense Trade Controls of the U.S. Department of State.
The Company and Solvay submitted a joint voluntary notice to CFIUS on September 14, 2015 and CFIUS is currently reviewing the proposed transaction. The Company and Solvay notified the Directorate of Defense Trade Controls of the transaction on September 21, 2015, and are working with the Defense Security Service on a detailed plan to mitigate foreign ownership, control or influence. The applicable waiting period under the HSR Act expired on September 24, 2015. The Company made applicable filings in Mexico and Ukraine on September 24, 2015, in South Korea on October 5, 2015, in Israel on October 8, 2015, in Turkey on October 9, 2015 and in the European Union on October 13, 2015. The Company currently expects that applicable filings in Brazil and Japan will be made in due course.
Assuming timely satisfaction of the necessary closing conditions, we currently expect the closing of the Merger to occur in the fourth quarter of 2015.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coatings business to Advent International (“Advent”), a global private equity firm. In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. For the nine months ended September 30, 2015, we recorded after-tax losses of $1.5 from the sale of Coatings, of which $0.1 related to the tax liabilities and $1.4 was for additional costs upon exiting a former Coatings facility. During the three and nine months ended September 30, 2014, we recorded after-tax charges of $0.1 and $1.4, respectively, related to certain of these tax liabilities. For the three and nine months ended September 30, 2014, we also incurred after-tax charges of approximately $0.3 and $2.5, respectively, for purchase price and working capital adjustments related to the sale. Additionally, in the nine months ended September 30, 2014, we recorded tax benefits of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions. These after-tax losses and gains are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
As of September 30, 2015, the final working capital adjustment on the Coatings divestiture transaction is in dispute. We believe we will recover the net amount we have recorded with respect to the final working capital adjustment.
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
Sale of the Industrial Materials distribution product line
In the third quarter of 2014, we recorded an after-tax benefit of $0.2 related to final purchase price and settlement of final working capital adjustments from the sale of the Industrial Materials distribution product line in July 2013, which we acquired as part of the Umeco acquisition in 2012. These amounts are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

Quarter Ended September 30, 2015, Compared With Quarter Ended September 30, 2014
Consolidated Results
Net sales for the three months ended September 30, 2015 were $497.3, down 2% compared with $506.8 for the three months ended September 30, 2014. Overall selling volumes were down 1%, and there was an unfavorable 1% impact ($6.4) of changes in exchange rates. Overall selling prices remained flat. Aerospace Materials’ net sales increased by 4%, which was due to higher volumes of 3% and price increases of 1%. Net sales for Industrial Materials segment decreased 21%, as volumes were down by 19% and an unfavorable impact from the changes in exchange rates decreased sales by 3%, which were partly offset by price increases of 1%. In Process Separation’s net sales decreased 2% as higher sales volumes of 1% were offset by lower selling prices of 2% and a 1% unfavorable impact in exchange rates. Net sales for Additive Technologies decreased 3% due to a 4% unfavorable impact in exchange rates and a 2% decrease in selling prices, which were partly offset by improved volumes of 3%.
For a detailed discussion on revenues, refer to the Segment Results section below.
Manufacturing cost of sales was $326.8, or 65.7% of net sales, in the third quarter of 2015, compared with $342.0, or 67.5% of net sales, in the third quarter of 2014. Total manufacturing costs decreased by $15.2, primarily due to an $11.9 favorable impact from changes in exchange rates, lower variable costs from lower volumes of $7.1, and net lower raw material costs of $3.7. These cost reductions were partly offset by $5.4 of higher overall plant operating costs, inflationary factors, capital project expenses, and freight and warehousing costs. Additionally, we had net unfavorable absorption of $1.7 and higher restructuring charges of $0.4 in 2015 compared to 2014.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $4.6 in the third quarter of 2015 compared to the third quarter of 2014. The increase was due primarily to $4.5 of transaction and merger related expenses (legal, advisory and other related fees), higher restructuring costs of $2.4, and $1.9 of higher costs associated with the continuing development and implementation of a single, global enterprise resource planning (“ERP”) system. These increases were partly offset by a $4.0 favorable impact from changes in exchange rates.
Amortization of acquisition intangibles was $3.4 in the third quarter of 2015 compared to $3.6 in the third quarter of 2014.
Other expense, net was $1.5 in the third quarter of 2015, compared to $1.6 in the third quarter of 2014.
Interest expense, net was $4.0 in the third quarter of 2015 compared with $3.1 in the prior year. The increase of $0.9 is primarily due to lower capitalized interest of $2.7 related to the completion of several of our major capital projects in our growth product lines in 2014, partly offset by lower interest expense of $1.6, mostly from the redemption of higher interest debt in the fourth quarter of 2014 and replacement with new debt issued at a lower rate, and higher interest income of $0.2.
The effective tax rate for continuing operations for the three months ended September 30, 2015 was a tax provision of 24.4%, or $19.2, compared to a tax provision of 31.2%, or $24.4, for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was favorably impacted primarily by a net tax benefit of $5.0 attributable to the closure of the federal tax examination in the U.S.
Earnings from continuing operations for the third quarter of 2015 were $59.5 ($0.81 per diluted share), an increase of $5.7 from $53.8 ($0.73 per diluted share) reported for the same period in 2014. Included in the third quarter of 2015 were after-tax charges of $4.5 ($0.06 per diluted share) for transaction and merger related expenses (legal, advisory and other related fees) and after-tax charges of $1.8 ($0.02 per diluted share) of restructuring charges primarily related to previous restructuring initiatives. Included in the third quarter of 2014 were after-tax charges of $0.4 ($0.01 per diluted share) related to costs resulting from an employee lockout at our manufacturing plant in Greenville, Texas.
(Loss) earnings from discontinued operations, net of tax, was $0.0 in the third quarter of 2015 compared with a loss of $0.2 in 2014. For 2014, it consisted of an after-tax charge of $0.1 related to adjustments of certain tax liabilities of the Coatings business that we retained related to taxable periods (or portions thereof) ending on or before April 3, 2013. Additionally, it included a tax charge of $0.3 to true up the tax expense related to the divestiture of Coatings, and a benefit of $0.2 for final purchase price and settlement of final working capital adjustments related to the sale of the former Industrial Materials distribution product line sold in 2013.

Net earnings for the third quarter of 2015 were $59.5 ($0.81 per diluted share), an increase of $5.9 from the net earnings of $53.6 ($0.73 per diluted share) in the same period in 2014.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$171.0	$156.4	9%	2%	7%	—%
Latin America (1)	1.9	1.9	—	—	—	—
Asia/Pacific	20.4	18.1	13%	1%	12%	—%
Europe/Middle East/Africa	68.2	74.4	(8)%	—%	(8)%	—%
Total	$261.5	$250.8	4%	1%	3%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 4%, primarily due to a 3% increase in selling volumes. The higher selling volumes in the third quarter of 2015 were primarily attributable to increased volumes in the large commercial aircraft market in anticipation of build rate increases, and increased volumes in certain defense sectors. These volume increases were partially offset by lower demand from the civilian rotorcraft market. Selling prices improved sales by 1%, while changes in exchange rates did not significantly impact net sales.
Earnings from operations were $54.8, or 21% of net sales in 2015, compared with $45.7, or 18% of net sales in 2014. The $9.1 increase in earnings was due to improved marginal income due to higher selling volumes of $6.8, the favorable net impact from changes in exchange rates of $3.8, increased selling prices of $3.5, $2.9 of lower period costs in 2015 due to lower benefit costs and project expenses, and $0.6 of lower operating expenses. These earnings were partly offset by unfavorable absorption of $6.9 due mostly to scheduled plant maintenance and larger inventory builds in the prior year period, and $1.6 of higher raw material costs.
Industrial Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$27.7	$26.4	5%	1%	4%	—%
Latin America (1)	1.2	2.1	—%	—%	—%	—%
Asia/Pacific (1)	2.2	5.7	—%	—%	—%	—%
Europe/Middle East/Africa	32.7	46.1	(29)%	1%	(25)%	(5)%
Total	$63.8	$80.3	(21)%	1%	(19)%	(3)%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales were down 21% compared to the third quarter of 2014. Selling volumes decreased 19%, driven primarily by lower demand in the aerospace tooling, high performance automotive, and process materials aerospace and wind markets. Selling volumes also were impacted due to integration and start up issues related to the implementation of our new global ERP at certain Industrial Materials’ sites this quarter. Net sales were down 3% from the unfavorable impact of changes in exchange rates, which was partly offset by increased selling prices of 1%.
Earnings from operations were $1.2, or 2% of net sales in 2015, compared with $6.8, or 9% of net sales in 2014. Earnings decreased by $5.6 due to lower selling volumes of $6.2, as well as increased manufacturing costs of approximately $3.5 from increased labor and inflationary costs. These effects were partially offset by lower operating expenses of $1.3, favorable absorption of $0.9, and higher selling prices of $0.9. The favorable net impact from changes in exchange rates was $1.0.

In Process Separation

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$31.7	$33.4	(5)%	(2)%	(3)%	—%
Latin America	32.5	34.7	(6)%	(2)%	(4)%	—%
Asia/Pacific	22.3	18.7	19%	(3)%	27%	(5)%
Europe/Middle East/Africa	19.8	21.4	(7)%	(1)%	(5)%	(1)%
Total	$106.3	$108.2	(2)%	(2)%	1%	(1)%
Net sales were down 2% compared to the third quarter of 2014. Sales volumes were up 1%, as strong demand in our alumina and mineral processing product lines was mostly offset by lower demand in our phosphine product lines and metal extraction product lines compared to the prior year. Selling prices were lower by 2%. Changes in foreign exchange rates were unfavorable by 1%.
Earnings from operations were $30.8, or 29% of net sales in 2015, compared with $27.1, or 25% of net sales in 2014. The $3.7 increase in earnings was principally due to a $4.2 favorable net impact from changes in exchange rates, $3.5 of lower raw material costs, favorable net absorption of $3.0 from higher volumes for increased future demand, and improved marginal income due to higher selling volumes of $1.4. These increases were mostly offset by higher manufacturing costs of $4.4 due to higher overall plant operating costs, which included higher depreciation related to the startup of manufacturing plants in Canada and India, and higher freight for increased demand. Additionally, there were higher operating expenses of $2.1 for inflationary factors and to support continued growth, and lower selling prices of $1.9.
Additive Technologies

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$27.1	$28.8	(6)%	(2)%	(4)%	—%
Latin America	5.2	7.0	(26)%	(3)%	(23)%	—%
Asia/Pacific	19.4	18.1	7%	(2)%	11%	(2)%
Europe/Middle East/Africa	14.0	13.6	3%	(1)%	19%	(15)%
Total	$65.7	$67.5	(3)%	(2)%	3%	(4)%
Net sales were down 3% compared to the third quarter of 2014. Volumes were up 3%, primarily from higher demand for polymer additive products across the European and Asia/Pacific regions, which was offset by weaker demand for specialty additives products, mostly in North America. Selling prices reduced sales by 2% and changes in exchange rates were unfavorable by 4%.
Earnings from operations were $10.8, or 16% of net sales in 2015, compared with $8.4, or 12% of net sales in 2014. Earnings increased by $2.4, primarily from lower raw material costs of $1.7, favorable fixed cost absorption of $1.3, improved marginal income due to higher selling volumes of $0.8, and a favorable net impact from changes in exchange rates of $0.7. These were partly offset by net selling price decreases of $1.2, higher manufacturing costs and freight of $0.7, and higher operating costs of $0.2.
Nine Months Ended September 30, 2015, Compared With Nine Months Ended September 30, 2014
Consolidated Results
Net sales for the nine months ended September 30, 2015 of $1,520.5 were flat compared to net sales of $1,523.0 for the nine months ended September 30, 2014. Overall selling volumes were up 2%, which was offset by an unfavorable 2% impact ($25.8) of changes in exchange rates. Selling prices remained flat. Aerospace Materials net sales increased by 4%, of which 3% was from higher selling volumes and 1% was due to price increases. Net sales for Industrial Materials segment decreased 18%, due to volume decreases of 14% and a 5% unfavorable impact from changes in exchange rates, which were partly offset by selling price increases of 1%. Net sales for In Process Separation increased 5%, due to sales volume increases of 7%, partly offset by lower selling prices of 1% and a 1% unfavorable impact from changes in exchange rates. Despite volume increases of

6%, Additive Technologies’ net sales were down 1% compared to 2014, due to the unfavorable impact from changes in exchange rates of 4% and lower selling prices of 3%.
For a detailed discussion on sales, refer to the Segment Results section below.
Manufacturing cost of sales was $1,040.4, or 68.4% of net sales, in the nine months ended September 30, 2015, compared with $1,018.2, or 66.9% of net sales, in the nine months ended September 30, 2014. Total manufacturing costs increased by $22.2, related mostly to higher manufacturing and other period costs of $42.3 due to higher overall plant operating costs, expenses related to capital projects, inflationary factors, and higher spending to meet increased volume demands for the year. This included $10.7 of increased costs in 2015 resulting from an employee lockout at our manufacturing plant in Greenville, Texas. The lockout was settled in the first quarter of 2015, but the higher costs of inventory produced during the lockout continued to impact cost of sales as that inventory was sold during the first half of 2015. Additionally, we incurred a $22.0 year on year increase in pension and other postemployment benefits (“OPEB”) mark-to-market (“MTM”) adjustments, higher restructuring costs of $1.6, and unfavorable net absorption of $1.1. Partly offsetting these cost increases were a $38.4 favorable impact from changes in exchange rates and $7.0 of net lower raw material costs.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $0.7 in the nine months ended September 30, 2015 versus the nine months ended September 30, 2014. The decrease was due primarily to an $12.5 favorable impact from changes in exchange rates, as the U.S. dollar strengthened significantly against the Euro year over year, and lower benefit costs of approximately $2.6. Partly offsetting the decrease were $5.6 of higher costs associated with the continuing development and implementation of a single, global enterprise resource planning (“ERP”) system, and $4.4 of higher restructuring costs in 2015, and $4.5 of transaction and merger related expenses (legal, advisory and other related fees).
Amortization of acquisition intangibles was $10.3 and $10.9 in the first nine months of 2015 and 2014, respectively.
Other expense, net was $3.0 in the first nine months of 2015 compared to $2.2 in the first nine months of 2014. In the nine months ended September 30, 2015, Other expense, net included charges of $2.5 related to additional environmental remediation requirements at certain inactive sites in the U.S.
Interest expense, net was $11.6 for the nine months ended September 30, 2015 compared with $9.3 in the prior year. The increase of $2.3 was primarily due to lower capitalized interest of $7.3 related to the completion of several of our major capital projects in our growth product lines in 2014, partly offset by lower interest expense of $4.6, mostly from the redemption of higher interest debt in the fourth quarter of 2014 and replacement with new debt issued at a lower rate, and higher interest income of $0.4.
The effective tax rate for continuing operations for the nine months ended September 30, 2015 was a tax provision of 26.7%, or $57.6, compared to a tax provision of 29.0%, or $70.2, for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was favorably impacted by a net tax benefit of $6.7, consisting of $7.4 of adjustments to the unrecognized tax positions due to the closure of the U.S. federal tax examination, a statute lapse in non-U.S. jurisdictions, and changes in tax rates for U.S. and certain international operations, partially offset by $0.7 of valuation allowance charges.
Earnings from continuing operations for the nine months ended September 30, 2015 were $158.2 ($2.16 per diluted share), an increase of $13.9 from $172.1 ($2.34 per diluted share) reported for the same period in 2014. Included in the nine months ended September 30, 2015 was an after-tax charge of $9.9 ($0.14 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2014 MTM adjustments, after-tax charges of $7.2 ($0.10 per diluted share) related to expenses incurred and associated with the lockout of employees at one of our manufacturing plants, after-tax charges of $4.5 ($0.06 per diluted share) related to transaction and merger related costs, net after-tax charges of $4.3 ($0.06 per diluted share) for restructuring charges primarily related to 2015 initiatives related to realignment of support functions across all segments related to on-going development and implementation of our new ERP platform, and net after-tax charges of $0.9 ($0.01 per diluted share) related to environmental charges at inactive sites. Included in the nine months ended September 30, 2014 was an after-tax benefit of $3.8 ($0.05 per diluted share) for pension and OPEB MTM adjustments deferred in inventory from the 2013 MTM adjustments, after-tax charges of $0.4 ($0.01 per diluted share) related to expenses incurred related to the lockout of employees at one of our manufacturing plants, and net after-tax charges of $0.2 ($0.00 per diluted share) for adjustments to previous restructuring initiatives.
(Loss) earnings from discontinued operations, net of tax, was $(1.5) and $11.0 for the first nine months of 2015 and 2014, respectively. For 2015, (Loss) earnings from discontinued operations, net of tax consisted of after-tax losses of $1.5 related to the sale of Coatings, of which $0.1 was related to adjustments of certain tax liabilities of the Coatings business that we retained related to taxable periods (or portions thereof) ending on or before April 3, 2013, and $1.4 of additional costs of exiting a former Coatings facility. For 2014, it included benefits of approximately $3.6 related to the settlement of income tax and value added tax liabilities of an entity that had been divested by Umeco in 2011, for periods that were under audit prior to its divestiture. In connection with the sale of Coatings, we recorded after-tax charges of $1.3 for adjustments to certain tax indemnities related to Coatings for taxable periods prior to its divestiture, after-tax charges of approximately $2.3 related to purchase price and working capital adjustments relating to the divestiture, and a tax benefit of $11.1 based on our best estimate of the purchase price allocation attributable to the Coatings business sold in various taxing jurisdictions.
Net earnings for the nine months ended September 30, 2015 were $156.7 ($2.14 per diluted share), an increase of $26.4 from the net earnings of $183.1 ($2.49 per diluted share) in the same period in 2014.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the year are set forth below.
Aerospace Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$503.9	$468.4	8%	2%	6%	—%
Latin America (1)	5.5	6.7	—%	—%	—%	—%
Asia/Pacific	61.3	53.7	14%	1%	13%	—%
Europe/Middle East/Africa	214.9	227.9	(6)%	(1)%	(5)%	—%
Total	$785.6	$756.7	4%	1%	3%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales increased 4% for the first nine months of 2015 compared to 2014. Overall selling volumes were up 3%, mostly due to higher demand in large commercial transport in anticipation of build rate increases, and certain defense sectors. Additionally, selling prices increased net sales by 1%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $153.6, or 20% of net sales in 2015, compared with $136.4, or 18% of net sales in 2014. The $17.2 increase in earnings consisted of improved marginal income due to higher selling volumes of $26.0, a $13.0 favorable net impact from changes in exchange rates, selling price increases of $8.3, and lower operating expenses of $1.9 primarily in commercial and research and development due to the timing of project spending and cost reduction initiatives. These improvements in earnings were partially offset by $14.2 of higher net period costs in 2015 due to expenses associated with ongoing capital projects and inflation, and higher raw material costs of $0.5. Additionally, there was an unfavorable impact from absorption of $17.3 due mostly to larger inventory builds in the prior year period.
Industrial Materials

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$79.5	$85.6	(7)%	1%	(8)%	—%
Latin America (1)	5.0	8.2	—%	—%	—%	—%
Asia/Pacific (1)	12.7	11.0	—%	—%	—%	—%
Europe/Middle East/Africa	108.9	145.2	(25)%	1%	(17)%	(9)%
Total	$206.1	$250.0	(18)%	1%	(14)%	(5)%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Net sales were down 18% overall from 2014. Selling volumes were down 14%, primarily from lower demand in the aerospace tooling, motorsports, and wind markets. Selling volumes also were impacted due to integration and start up issues related to the implementation of our new global ERP at certain Industrial Materials’ sites this year. Additionally, net sales were lower from the unfavorable impact from changes in exchange rates of 5%. This exchange rate impact was mostly in Europe, as the U.S. dollar strengthened significantly against the Euro year over year. Selling prices increased 1% over 2014.

Earnings from operations were $11.7, or 6% of net sales in 2015, compared with $24.7, or 10% of net sales in 2014. The $13.0 decrease in earnings was driven by lower marginal income on lower selling volumes of $13.8, increased period costs of approximately $8.1 due to increased plant and personnel costs, and higher raw material costs of $0.5. The higher costs were partially offset by the favorable impact from absorption of $4.3, higher selling prices of $1.9, lower operating expenses of $1.7, and a favorable net impact from changes in exchange rates of $1.5.
In Process Separation

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$98.3	$96.2	2%	(1)%	3%	—%
Latin America	98.4	91.6	7%	(1)%	8%	—%
Asia/Pacific	68.6	59.9	15%	(1)%	20%	(4)%
Europe/Middle East/Africa	57.9	60.6	(4)%	(1)%	(2)%	(1)%
Total	$323.2	$308.3	5%	(1)%	7%	(1)%
Net sales increased 5%, primarily due to higher sales volumes of 7%. The volume increase in 2015 was primarily from higher demand in our mineral processing and alumina product lines, partly offset by lower metal extraction product and phosphine product sales. Selling prices were down 1%, while changes in foreign exchange rates resulted in a 1% reduction in net sales.
Earnings from operations were $92.1, or 28% of net sales in 2015, compared with $74.8, or 24% of net sales in 2014. The $17.3 increase in earnings was principally due to improved marginal income due to higher selling volumes of $14.4, a favorable net impact from changes in exchange rates of $10.3, net favorable fixed cost absorption of $9.0, and lower raw material costs of $7.2. These increases were partially offset by higher manufacturing costs of $14.8 due to higher overall plant operating costs, which included higher depreciation related to the startup of manufacturing plants in Canada and India, and higher freight from increased volumes. Additionally, there were higher operating expenses of $6.4 primarily related to commercial activities, and $2.4 from lower selling prices.
Additive Technologies

				% Change Due to
	2015	2014	Total % Change	Price	Volume/Mix	Currency
North America	$84.8	$87.7	(3)%	(2)%	(1)%	—%
Latin America	17.7	19.7	(10)%	(3)%	(7)%	—%
Asia/Pacific	57.8	50.6	14%	(4)%	20%	(2)%
Europe/Middle East/Africa	45.3	50.0	(9)%	(4)%	9%	(14)%
Total	$205.6	$208.0	(1)%	(3)%	6%	(4)%
Net sales were down 1% compared with 2014. Selling volumes were up 6%. Demand for polymer additives products increased across all regions. Higher volumes for specialty additives products occurred primarily in the Asia/Pacific region due to increased demand for industrial surfactants and docusate products, which were partly offset by weaker demand in the European region mostly due to instability in the chemical industry driven by lower oil prices. There was an unfavorable impact from changes in exchange rates of 4% mostly as the U.S. dollar strengthened considerably against the Euro year over year. Selling prices were down by 3%.
Earnings from operations were $29.5, or 14% of net sales in 2015, compared with $26.7, or 13% of net sales in 2014. The $2.8 increase in earnings was due primarily from increased marginal income due to higher selling volumes of $5.1, favorable fixed cost absorption of $2.9, lower commercial and operating expenses of $1.6, $0.8 of lower variable costs, and a $0.8 favorable impact from changes in exchange rates. These increases were partly offset by lower selling prices of $5.7, $1.6 of higher freight and warehousing due to higher volumes, and higher period costs of $1.1 mostly related to inflationary costs and plant maintenance.

LIQUIDITY AND FINANCIAL CONDITION
At September 30, 2015, our cash balance was $170.9 compared with $133.9 at December 31, 2014. At September 30, 2015, approximately 53% of our cash was located outside of the U.S.
Net cash provided by (used in) continuing operations
Net cash provided by operating activities of continuing operations was $160.0 in 2015 compared to $171.7 in 2014. Trade accounts receivable increased $38.0 due to higher sales levels, as days outstanding of 49 days as of the end of the third quarter of 2015 was unchanged from year end 2014. Accounts payable increased by $13.3, as accounts payable days outstanding at September 30, 2015 increased two days to 48 days from 46 days at the end of 2014. Inventory increased $11.8. Inventory days on hand were at 95 days at the end of the third quarter of 2015, which is up nine days since year end 2014. Accrued expenses decreased by $19.0, primarily due to lower accrued incentive compensation and employee benefits compared to year-end. Income taxes payable decreased by $2.5. We disclosed in our 2014 Annual Report on Form 10-K that we expected to contribute $4.9 and $10.2, respectively, to our pension and postretirement plans in 2015. Through September 30, 2015, actual contributions to our pension and postretirement plans were $4.2 and $7.4, respectively.
Net cash used in investing activities was $96.9 in 2015 compared to $170.4 in 2014. Capital spending for the first nine months of 2015 was $96.9 compared to $170.3 in 2014. Capital spending in 2015 was primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and Industrial Materials segments, in addition to maintenance of business capital across the Company and the investment in our new global ERP system. Our total capital spending for 2015 is expected to be in a range of approximately $160.0 to $170.0.
Net cash used in financing activities in 2015 was $13.5, compared to net cash provided of $6.9 in 2014. During the first nine months of 2015, we paid cash dividends of $26.8 and made net payments of $0.4 related to our long term borrowings. We also received $9.9 of proceeds from stock option exercises and had $3.8 of excess tax benefits related to share-based payment arrangements.
Share repurchases
There were no share repurchases during three and nine months ended September 30, 2015 and $150.0 was available under the current buyback program as of September 30, 2015. The Merger Agreement with Solvay imposes certain restrictions upon repurchases of our common stock while the Merger is pending.
Dividends
On July 16, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2015 to shareholders of record as of August 10, 2015. Cash dividends paid in the third quarter of 2015 and 2014 were $9.0 and $9.0, respectively, and for the nine months ended September 30, 2015 and 2014 were $26.8 and $17.9, respectively. On October 15, 2015, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2015 to shareholders of record as of November 10, 2015, as is permitted under the Merger Agreement with Solvay.
Net cash (used in) provided by operating activities of discontinued operations
Net cash used in operating activities of discontinued operations was $3.2 for nine months ended September 30, 2015 compared to net cash provided of $0.3 for nine months ended September 30, 2014. In 2015, the net cash used was related to payments for the exit of a former Coatings site that occurred in 2015.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit

Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance through the effective time of the merger with Solvay. We have no borrowings outstanding under the Revolving Credit Facility as of September 30, 2015. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At September 30, 2015, $400.0 of the Revolving Credit Facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. Our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions and equity investments related to our growth product lines. In addition, we will continue to return excess cash to shareholders through dividends.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in Item 1, “Business,” and also in Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is made to Note 12 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $6.2 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2015 OUTLOOK
In our October 22, 2015 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2015 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward-Looking Statements.”
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
Forward-looking statements include, among others, statements concerning: our expectations with respect to the proposed Merger with a subsidiary of Solvay, our or any of our segments’ outlook for the future, anticipated results of acquisitions and divestitures, future aircraft build rates, expectations on the amount of our composite material content on new aerospace programs, timing of new mine startups, selling price, raw material cost and working capital trends, anticipated changes in currency rates and their effects, economic forces within the industries in which we operate, anticipated costs, target completion and qualification dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties, including risks and uncertainties discussed in Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K, as updated in this Form 10-Q. Actual results may vary materially from those set forth in the forward-looking statements.
The following factors, among others, could affect our anticipated results: risks and uncertainties related to the proposed Merger, including the expected timing and likelihood of completion of the Merger, including the timing, receipt and terms and conditions of any required governmental approvals of the Merger that could cause the parties to abandon the transaction, the state of the credit markets generally and the availability of financing and the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end-consumers of products incorporating our products; changes in demand for our products or in the quality, costs and availability of our raw materials, particularly when such raw materials are only available from a single or limited number of sources and cannot be substituted with other unqualified materials; timing of new product introductions; customer inventory reductions; changes in the build rates for certain aircraft programs; the actions of competitors; currency and interest rate fluctuations; technological change, particularly in aerospace program technology; manufacturing capacity constraints; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; new laws and regulations or changes in their interpretation, including those related to taxation, global warming and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; short or long-term climate changes; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)
We are exposed to a variety of market risks, including fluctuations in currency rates and changes in interest rates. For a full discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, incorporated by reference herein.
Interest Rate Risk: At September 30, 2015, our outstanding borrowings consisted of long-term fixed rate debt, which had a carrying value of $741.6, a face value $747.2, and a fair value of approximately $738.5.
We had no variable rate debt outstanding as of September 30, 2015.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2015, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows, or future earnings of the hedged item or transaction.
At September 30, 2015, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $259.2. The fair value of currency contracts, based on forward exchange rates at September 30, 2015, was approximately $0.3 unfavorable. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2015 would decrease by approximately $27.3. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. We have completed the implementation with respect to several subsidiaries/locations and plan on rolling out the ERP in phases over the next two years.
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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 10 to the Consolidated Financial Statements herein, and in Note 12 of Notes to Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

Item 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A-Risk Factors” included in our 2014 Annual Report on Form 10-K. Except as set forth in the following updated risk factor, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.
The Company may fail to complete the Merger, and uncertainties related to the Merger or the failure to complete the Merger could negatively impact the Company’s business or share price.
As previously disclosed, on July 28, 2015, the Company entered into the Merger Agreement with Solvay and its wholly owned subsidiary, Merger Subsidiary. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Solvay. In connection with the Merger, each issued and outstanding share of our common stock, par value $0.01 per share, other than shares held by the Company, Solvay or any of their respective subsidiaries and shares with respect to which appraisal rights are properly demanded and not waived, withdrawn or lost, will be converted into the right to receive $75.25 in cash, without interest and less any applicable withholding taxes.
The Merger is subject to the satisfaction of a number of conditions beyond the Company’s control, including certain antitrust, competition and other regulatory approvals, and is subject to approval by the Company’s stockholders and other customary closing conditions. There is no assurance that the Merger and related transactions will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the transaction. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on the Company’s management and internal resources, and the proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Merger process could adversely affect the Company’s business, results of operations and financial condition. Furthermore, if the proposed Merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the Merger and the related transactions will be completed. The Merger Agreement also contains specified termination rights, including, in certain instances, the payment of termination fees, in the event that the Merger is not consummated.

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 38 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ Daniel G. Darazsdi
Daniel G. Darazsdi
Vice President and Chief Financial Officer
October 22, 2015

Exhibit Index	Description

2.1
Agreement and Plan of Merger, dated July 28, 2015, among Cytec Industries Inc., Solvay SA and Tulip Acquisition, Inc. (filed as Exhibit 2.1 to the Cytec Industries Inc. Current Report on Form 8-K filed on July 29, 2015, and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2015 and 2014

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of Daniel Darazsdi, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel Darazsdi, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.